Form 10-Q
period 1999-06-30
CABOT INDUSTRIAL PROPERTIES LP
filed 1999-08-16
CIK 1078003

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the Quarter Ended: June 30, 1999      Commission File Number: 333-71585
                       -------------                              ---------

                       CABOT INDUSTRIAL PROPERTIES, L.P.
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                    04-3397874
--------------------------------        ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)



           Two Center Plaza, Suite 200, Boston, Massachusetts 02108
           --------------------------------------------------------
         (Address of principal executive offices, including zip code)


                                (617) 723-0900
             ----------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES    X            NO
                           --------           -------

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: As of August 13, 1999, 43,633,559 Limited Partnership Units and 1,300,000 Series B Cumulative Redeemable Perpetual Preferred Units, $50 Liquidation value, of the Registrant were outstanding, none of which are publicly traded.

                        PART I.  FINANCIAL INFORMATION


ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS


The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the 1998 financial statements of the registrant ("Cabot L.P.") and the 1998 Annual Report on Form 10K/A of Cabot Industrial Trust. These consolidated condensed statements have been prepared in accordance with the instructions of the Securities and Exchange Commission for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of Cabot L.P.'s management, all material adjustments (consisting solely of items of a normal, recurring nature) considered necessary for a fair presentation of results of operations for the interim period have been included. The results of consolidated operations for the period from January 1, 1999 through June 30, 1999 are not necessarily indicative of the results that may be expected for the period from January 1, 1999 through December 31, 1999.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                     CONSOLIDATED CONDENSED BALANCE SHEET
                   As of June 30, 1999 and December 31, 1998
                                (in thousands)

                                                                                 June 30, 1999          December 31, 1998
                                                                            ----------------------    -------------------
                                                                                  (unaudited)
ASSETS:

INVESTMENT IN REAL ESTATE:
Rental Properties                                                              $   1,242,712                  $ 1,072,675
Less:  Accumulated Depreciation                                                      (28,812)                     (17,290)
                                                                            ----------------               --------------
     Net Rental Properties                                                         1,213,900                    1,055,385
Properties under Development                                                          46,334                       23,108
                                                                            ----------------               --------------
                                                                               $   1,260,234                  $ 1,078,493
                                                                            ----------------               --------------

OTHER ASSETS:
Cash and Cash Equivalents                                                      $         827                  $     2,301
Rents and Other Receivables,
     net of reserve for uncollectible accounts of $388 and $312
     at June 30, 1999 and December 31, 1998, respectively                              3,844                        2,872
Deferred Rent Receivable                                                               3,985                        2,638
Deferred Lease Acquisition Costs, Net                                                 18,999                       17,362
Deferred Financing Costs, Net                                                          3,981                        1,255
Investment in and Advances to Cabot Advisors                                             920                          582
Other Assets                                                                           4,790                        5,067
                                                                            ----------------               --------------
TOTAL ASSETS                                                                   $   1,297,580                  $ 1,110,570
                                                                            ================               ==============

LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES:
Mortgage Debt                                                                  $     159,103                  $    48,206
Unsecured Debt                                                                       200,000                           --
Line of Credit Borrowings                                                              4,000                      200,000
Accounts Payable                                                                         889                          511
Accrued Real Estate Taxes                                                              8,155                        7,309
Distributions Payable                                                                 14,835                       14,134
Tenant Security Deposits and Prepaid Rents                                             6,087                        4,956
Other Liabilities                                                                     21,357                       18,156
                                                                            ----------------               --------------
                                                                               $     414,426                  $   293,272
                                                                            ----------------               --------------

PARTNERS' EQUITY:
8.625% Series B Cumulative Redeemable Perpetual Preferred Equity               $      63,175                  $        --
Limited Partners' Equity                                                              56,642                      468,311
General Partner's Equity                                                             763,337                      348,987
                                                                            ----------------               --------------
TOTAL PARTNERS' EQUITY                                                         $     883,154                  $   817,298
                                                                            ----------------               --------------
TOTAL LIABILITIES AND PARTNERS' EQUITY                                         $   1,297,580                  $ 1,110,570
                                                                            ================               ==============

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
           For the Six Months ended June 30, 1999 and June 30, 1998
                (unaudited, in thousands, except per unit data)

                                                                       Three Months Ended             Three Months Ended
                                                                         June 30, 1999                   June 30, 1998
                                                                 ----------------------------     -------------------------

REVENUES:
Rental Revenue                                                             $   32,004                       $  22,813
Tenant Reimbursements                                                           5,178                           3,346
                                                                        -------------                    ------------
               Total Revenues                                                  37,182                          26,159
                                                                        -------------                    ------------
EXPENSES:
Property Operating                                                              2,749                           1,474
Property Taxes                                                                  4,125                           3,100
Depreciation and Amortization                                                   7,353                           5,072
General and Administrative                                                      2,136                           1,722
Interest                                                                        5,822                             797
                                                                        -------------                    ------------
               Total Expenses                                                  22,185                          12,165
                                                                        -------------                    ------------

Interest and Other Income                                                         304                             248
Gain on Sale of Real Estate                                                     3,404                              --
                                                                        -------------                    ------------
                                                                                3,708                             248
                                                                        -------------                    ------------
Net Income                                                                     18,705                          14,242
Preferred Distributions                                                          (981)                             --
                                                                        -------------                    ------------

Net Income Allocable to Partnership Units                                  $   17,724                      $   14,242
                                                                        =============                    ============

Earnings per Partnership Unit:
    Basic                                                                  $      .41                      $      .33
                                                                        =============                    ============
    Diluted                                                                $      .41                      $      .33
                                                                        =============                    ============

Weighted Average Partnership Units:
    Basic                                                                      43,634                          43,508
                                                                        =============                    ============
    Diluted                                                                    43,716                          43,733
                                                                        =============                    ============

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
           For the Six Months ended June 30, 1999 and June 30, 1998
                (unaudited, in thousands, except per unit data)

                                                                                   Six Months Ended
                                                     Six Months Ended                June 30, 1998
                                                       June 30, 1999                   (Note 1)
                                                    ------------------            ----------------

REVENUES:
Rental Revenues                                          $   61,225                   $   35,655
Tenant Reimbursements                                        10,095                        5,237
                                                      -------------                 ------------
               Total Revenues                                71,320                       40,892
                                                      -------------                 ------------
EXPENSES:
Property Operating                                            5,429                        2,516
Property Taxes                                                7,970                        4,742
Depreciation and Amortization                                14,163                        8,246
General and Administrative                                    4,321                        2,790
Interest                                                     10,137                          952
Settlement of Treasury Lock                                   2,492                           --
                                                      -------------                 ------------
               Total Expenses                                44,512                       19,246
                                                      -------------                 ------------

Interest and Other Income                                       506                          722
Gain on Sale of Real Estate                                   3,404                           --
                                                      -------------                 ------------
                                                              3,910                          722
                                                      -------------                 ------------

Net Income                                                   30,718                       22,368
Preferred Distributions                                        (981)                          --
                                                      -------------                 ------------

Net Income Allocable to Partnership Units                $   29,737                   $   22,368
                                                      =============                 ============

Earnings per Partnership Unit:
    Basic                                                $      .68                   $      .51
                                                      =============                 ============
    Diluted                                              $      .68                   $      .51
                                                      =============                 ============

Weighted Average Partnership Units:
    Basic                                                    43,579                       43,474
                                                      =============                 ============
    Diluted                                                  43,594                       43,690
                                                      =============                 ============

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
           For the Six Months ended June 30, 1999 and June 30, 1998
                           (unaudited, in thousands)

                                                                                                                  Six Months Ended
                                                                              Six Months Ended                     June 30, 1998
                                                                                June 30, 1999                         (Note 1)
                                                                        ---------------------------                --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                   $     30,718                      $     22,368
        Adjustments to reconcile net income to cash provided by
         operating activities:
             Depreciation and Amortization                                              14,163                             8,246
             Straight Line Rent Adjustment                                              (1,376)                           (1,090)
             Amortization of Deferred Financing Costs                                      408                               140
             Gain on Sale of Real Estate                                                (3,404)                               --
             Increase in Rents and Other Receivables                                      (972)                           (1,102)
             Increase in Other Assets                                                     (268)                           (1,622)
             Increase in Accounts Payable                                                  475                               196
             Increase in Accrued Real Estate Taxes                                         846                             5,877
             Increase in Other Liabilities                                               4,175                             4,841
                                                                                --------------                    --------------

     Cash Provided by Operating Activities                                              44,765                            37,854
                                                                                --------------                    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and Lease Acquisition Costs                                             (179,214)                         (253,189)
     Improvements to Property                                                             (842)                             (751)
     Increase in Other Assets                                                             (946)                               --
     Advances to Cabot Advisors, net                                                      (330)                               --
     Net Proceeds from Sale of Real Estate                                              10,377                                --
                                                                                --------------                    --------------

     Cash Used in Investing Activities                                                (170,955)                         (253,940)
                                                                                --------------                    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Unsecured Debt                                          200,000                                --
     Discount related to Unsecured Debt                                                   (552)                               --
     Proceeds from Issuance of Secured Debt                                             93,215                                --
     Debt Principal Repayments                                                          (1,453)                          (13,427)
     Line of Credit (Repayments) Advances, net                                        (196,000)                           68,000
     Increase in Deferred Financing Costs                                               (2,375)                           (1,654)
     Distributions Paid                                                                (29,950)                           (8,790)
     Proceeds from Issuance of Partnership Units, net                                   (1,138)                          178,559
     Proceeds from Issuance of Preferred Units, net                                     63,309                                --
     Increase in Other Assets                                                             (340)                               --
     Repurchase of Partnership Units                                                        --                            (1,217)
                                                                                --------------                    --------------
     Cash Provided by Financing Activities                                             124,716                           221,471
                                                                                --------------                    --------------
Net (Decrease) Increase in Cash and Cash Equivalents                                    (1,474)                            5,385
                                                                                --------------                    --------------
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                          2,301                                 1
                                                                                --------------                    --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                         $        827                      $      5,386
                                                                                ==============                    ==============
Cash paid for interest and settlement of treasury lock,
 net of amounts capitalized                                                       $     10,483                      $        640
                                                                                ==============                    ==============

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
           For the Six Months ended June 30, 1999 and June 30, 1998
                           (unaudited, in thousands)


DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In conjunction with the Offering and Formation Transactions in 1998, Cabot L.P. assumed $18,413 of indebtedness and issued 33,850 Partnership Units in exchange for real estate assets and the advisory business of Cabot Partners valued at $659,021 and $77, respectively.

In conjunction with real estate acquisitions, Cabot L.P. assumed $19,135 of indebtedness and issued Units valued at $2,743 during the six months ended June 30, 1999 and assumed $12,547 of indebtedness and issued Units valued at $2,268 during the six months ended June 30, 1998 (Note 1).

At June 30, 1999, accrued capital expenditures (including amounts included in accounts payable) totaled $10,949, accrued offering costs totaled $415 and accrued financing costs totaled $269.

At June 30, 1998, accrued capital expenditures (including amounts included in accounts payable) totaled $8,374 and accrued offering costs totaled $1,898.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999


1.  General

Organization

Cabot Industrial Properties, L.P. (Cabot L.P.), a Delaware limited partnership, was formed on October 10, 1997. The general partner of Cabot L.P. is Cabot Industrial Trust (Cabot Trust), a Maryland real estate investment trust which was also formed on October 10, 1997. As the general partner of Cabot L.P., Cabot Trust has the exclusive power under the Cabot L.P. limited partnership agreement to manage and conduct the business of Cabot L.P. Cabot Trust is a fully-integrated, internally-managed real estate company formed to continue and expand the national real estate business of Cabot Partners Limited Partnership (Cabot Partners).

Since Cabot L.P. was formed on October 10, 1997, and did not begin operations until February 4, 1998 (see Note 2), the results for the six months ended June 30, 1998 represent activity for 147 days, or approximately 5 months.

As of June 30, 1999, Cabot L.P. owned 267 industrial properties located in 21 markets throughout the United States and containing approximately 32 million rentable square feet. These properties were approximately 97.6% leased to 534 tenants at June 30, 1999.

2.   The Formation Transactions, The Offerings and Ownership

The Formation Transactions

On February 4, 1998, under a Contribution Agreement executed by Cabot Trust, Cabot L.P., Cabot Partners and various other contributors, 122 real estate properties, certain real estate advisory contracts and other assets were (i) contributed to Cabot L.P. in exchange for Units in Cabot L.P. that are exchangeable, subject to certain restrictions, for Common Shares of Cabot Trust or (ii) contributed to Cabot Trust in exchange for Common Shares of Cabot Trust. The properties contributed to Cabot Trust were each contributed to Cabot L.P. in exchange for the number of general partnership Units in Cabot L.P. equal to the number of Common Shares exchanged for the property.

Cabot L.P. contributed the real estate advisory contracts to Cabot Advisors, Inc. (Cabot Advisors) and received 100% of the non-voting preferred stock of Cabot Advisors, which entitles it to 95% of Cabot Advisors' net operating cash flow. All of the common stock of Cabot Advisors is owned by an officer of Cabot L.P.

During the six months ended June 30, 1999, Cabot L.P. issued 143,087 Units in conjunction with an acquisition and Cabot Trust issued 22,032,656 Common Shares in exchange for Units of Cabot L.P. As a result, Cabot Trust owned 93.1% of the common equity of Cabot L.P. as of June 30, 1999. The remaining 6.9% is owned by investors holding Cabot L.P. Units.

The Offerings

On February 4, 1998, Cabot Trust completed an offering of 8,625,000 Common Shares at an offering price of $20.00 per share. In addition, Cabot Trust issued 1,000,000 Common Shares to a single investor in a private offering at $20.00 per share (collectively, the Offerings). Cabot Trust contributed the net proceeds of the Offerings to Cabot L.P. in exchange for the number of general partnership interests in Cabot L.P. equal to the number of Common Shares sold in the Offerings.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                                 June 30, 1999

Distributions

On March 10, 1999, Cabot L.P. declared distributions of $.34 per Partnership Unit payable on April 30, 1999 to Unitholders of record as of April 9, 1999, and on June 9, 1999, Cabot L.P. declared distributions of $.34 per Partnership Unit payable on July 29, 1999, to Unitholders of record as of July 9, 1999. In addition, on June 9, 1999, Cabot L.P. declared distributions of $.75468 per 8.625% Series B Preferred Unit, payable on June 30, 1999, to Preferred Unitholders of record on June 17, 1999.

8.625% Series B Cumulative Redeemable Perpetual Preferred Equity

On April 29, 1999, Cabot L.P. completed a private sale of $65 million of 8.625% Series B Cumulative Redeemable Perpetual Preferred Units at $50 per unit. Proceeds of the offering of $63,175,000 were used to repay borrowings under Cabot L.P.'s Acquisition Facility. The Preferred Units, which may be called by Cabot L.P. at par on or after April 29, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of Cabot L.P.

3. Property Acquisitions

During the period from April 1, 1999 through June 30, 1999, Cabot L.P. acquired the following industrial properties:

          Property Location                      Property Type             Square Feet       Acquisition Cost
--------------------------------------    --------------------------     --------------    ------------------
                                                                                                 (000'S)
San Fernando Road, Los Angeles, CA          Multitenant Distribution            102,800          $ 34,281
Tyburn Street, Los Angeles, CA              Multitenant Distribution             85,142
San Fernando Road, Los Angeles, CA          Multitenant Distribution             80,500
San Fernando Road, Los Angeles, CA          Workspace                            66,410
San Fernando Road, Los Angeles, CA          Multitenant Distribution             58,860
San Fernando Road, Los Angeles, CA          Workspace                            41,894
San Fernando Road, Los Angeles, CA          Workspace                            17,000

Sunnyslope Avenue, Tewksbury, MA            Multitenant Distribution            153,641          $ 21,050
Kenwood Circle, Franklin, MA                Multitenant Distribution            153,369
South Street, Hopkinton, MA                 Multitenant Distribution             70,600
Progress Road, Billerica, MA                Multitenant Distribution             69,500
Progress Road, Billerica, MA                Multitenant Distribution             57,600

Penny Lane, Schaumberg, IL                  Workspace                            27,742          $  2,215
Penny Lane, Schaumberg, IL                  Workspace                            20,722

Bristol Court, Jessup, MD                   Workspace                            60,000          $  2,796

Kellogg Avenue, Carlsbad, CA                Workspace                            39,900          $  2,960

Oakridge Way, Vista, CA                     Workspace                            53,239          $  4,085

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                                 June 30, 1999

          Property Location                      Property Type             Square Feet       Acquisition Cost
--------------------------------------    --------------------------     --------------    ------------------
                                                                                                 (000'S)
Commerce Boulevard, Charlotte, NC           Workspace                            80,640          $ 10,354
Woodpark Boulevard, Charlotte, NC           Workspace                            65,850
Woodpark Boulevard, Charlotte, NC           Workspace                            56,000
Woodpark Boulevard, Charlotte, NC           Workspace                            48,600
North I-85 Service Road, Charlotte, NC      Workspace                            44,150

Marine Drive, Rockhill, SC                  Bulk Distribution                   471,744          $ 14,135

Williams Drive, Marietta, GA                Multitenant Distribution             84,124          $  7,357
Williams Drive, Marietta, GA                Multitenant Distribution             70,164
Williams Drive, Marietta, GA                Multitenant Distribution             54,032
                                                                         --------------        ----------

TOTALS                                                                        2,134,223          $ 99,233
                                                                         ==============        ==========


4.    Debt Activity

On May 4, 1999, Cabot L.P. completed a $200.0 million unsecured debt offering. The debt has a maturity of five years, a coupon rate of 7.125% and was priced at 99.724%, resulting in a yield to maturity of 7.192%. The net proceeds of the offering were $197.4 million and were used in part to repay borrowings under Cabot L.P.'s Acquisition Facility.

In conjunction with acquisitions made during the six months ended June 30, 1999, Cabot L.P. assumed debt of $19.1 million, with coupon interest rates ranging from 7.375% to 9.375%, secured by properties with a net book value of approximately $33.2 million. In addition, Cabot L.P. borrowed $87.6 million in February 1999 and borrowed an additional $5.6 million under the same agreement in April 1999, all secured by specific properties. At June 30, 1999, these properties had a net book value of $136.6 million. This borrowing has a fixed interest rate of 7.25% per annum and a 10-year term. Monthly installments of principal and interest are due based on a 25-year amortization rate, and the remaining balance outstanding is due at the end of the 10-year term. This borrowing is subject to various customary covenants. The proceeds from the borrowing were used to repay a portion of the balance outstanding under Cabot L.P.'s Acquisition Facility.

During 1998 Cabot L.P. entered into an interest rate hedge transaction (referred to as a Treasury Lock) involving the future sale of $100.0 million of Treasury securities based on a rate of approximately 5.54% for such securities in anticipation of a future debt issuance of at least $100.0 million with a maturity of 10 years. At the March 31, 1999 contractual settlement date for this transaction, Cabot L.P. paid $2.5 million to its counter party in the transaction, reflecting the decrease in Treasury security yields since the July 1998 commencement of the transaction. Because an offering of the size and maturity contemplated when the interest rate hedge transaction was executed was not completed by the time of, or shortly after, the March 31, 1999 settlement date of the transaction, Cabot L.P. recorded a loss of $2.5 million in the quarter ended March 31, 1999.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                                 June 30, 1999

5. Earnings per Unit

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per Partnership unit have been computed by dividing net income allocable to Partnership unitholders by the weighted average number of Partnership units outstanding during the period subsequent to Cabot L.P.'s commencement of operations (see Note 1). Diluted earnings per share have been computed considering the dilutive effect of the exercise of Unit options granted by Cabot L.P. Basic and diluted earnings per Partnership unit were calculated as follows:

                                                                                        Six Months Ended
                                                             Six Months Ended            June 30, 1998
                                                               June 30, 1999              (see Note 1)
                                                        -------------------------    --------------------
Basic:
Net Income Allocable to Partnership Unitholders                $  29,737,000                $  22,368,000
                                                            ----------------             ----------------
Weighted Average Partnership Units                                43,579,000                   43,474,000
                                                            ----------------             ----------------
Basic Earnings per Partnership Unit                            $         .68                $         .51
                                                            ================             ================

Diluted:
Net Income Allocable to Partnership Unitholders                $  29,737,000                $  22,368,000
                                                            ----------------             ----------------
Weighted Average Partnership Units                                43,579,000                   43,474,000
Effect of Unit Options                                                15,000                      216,000
                                                            ----------------             ----------------
                                                                  43,594,000                   43,690,000
                                                            ================             ================
Diluted Earnings per Partnership Unit                          $         .68                $         .51
                                                            ================             ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this discussion and elsewhere in this report that are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Cabot L.P. operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Therefore, actual outcomes and results may differ materially from what is expressed or suggested by such forward-looking statements. Cabot L.P. undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Cabot L.P.'s operating results depend primarily on income from industrial properties, which may be affected by various factors, including changes in national and local economic conditions, competitive market conditions, uncertainties and costs related to and the imposition of conditions on receipt of governmental approvals and costs of material and labor, all of which may cause actual results to differ materially from what is expressed herein. Capital and credit market conditions which affect Cabot L.P.'s cost of capital also influence operating results.

Introduction

Cabot L.P. is an internally managed, fully integrated real estate company, focused on serving a variety of industrial space users in the country's principal commercial markets. Cabot L.P. owns and operates a diversified portfolio of bulk distribution, multitenant distribution and "workspace" (light industrial, R&D and similar facilities) properties throughout the United States. At June 30, 1999, Cabot L.P. owned 267 industrial properties, 60 of which properties were acquired during the period from January 1, 1999 through June 30, 1999. Cabot L.P. sold one property on June 22, 1999. Cabot L.P. was formed on October 10, 1997, but did not begin operations as a fully integrated real estate company until the completion of its Formation Transactions and Offerings on February 4, 1998, the date of Cabot Trust's initial public offering.

Results of Operations

Since Cabot L.P. did not begin operations until February 4, 1998, the results for the six months ended June 30, 1998 represent activity for only 147 days.

Quarter Ended June 30, 1999 compared with Quarter Ended June 30, 1998

Net income allocable to Partnership unitholders for the quarter ended June 30, 1999, totaled $17.7 million or $.41 per unit, compared with $14.2 million or $.33 per unit for the quarter ended June 30, 1998. The increase of 24% in net income allocable to Partnership unitholders was primarily due to the income realized from increased investment in real estate assets, as well as increased earnings from Baseline Properties.

Rental revenues were $37.2 million, including tenant reimbursements of $5.2 million, for the quarter ended June 30, 1999, compared with $26.2 million, including tenant reimbursements of $3.3 million, for the quarter ended June 30, 1998. Total rental revenue of $26.4 million and $25.1 million was generated in 1999 and 1998, respectively, by the properties owned as of March 31, 1998 and still owned at June 30, 1999, (the Quarterly Baseline Properties) and total rental revenue $10.5 million and $619,000 in 1999 and 1998, respectively, was generated by the properties acquired or developed subsequent to March 31, 1998. The growth in rental revenue for Quarterly Baseline Properties is primarily attributable to rental increases for new leases (including extensions and renewals). The remainder of total rental revenue relates to properties sold in 1998 and 1999.

The operating margin (the ratio of total revenues minus property operating and real estate tax expenses to total revenues) was relatively unchanged at approximately 82% for the quarter ended June 30, 1999 compared to 83% for the quarter ended June 30, 1998.

Depreciation and amortization related to real estate assets totaled $7.3 million and $5.1 million for the quarters ended June 30, 1999 and 1998, respectively. The increase reflects the acquisition of real estate assets and additional deferred lease acquisition costs for Baseline Properties.

General and administrative expense increased by $414,000, to $2.1 million for the quarter ended June 30, 1999. The increase is primarily due to an increase in personnel to service the increase in the number of Cabot L.P.'s properties from 171 to 267 at the end of each period.

Interest expense grew, from $797,000 for the quarter ended June 30, 1998 to $5.8 million for the quarter ended June 30, 1999. The increase is the result of increased debt outstanding which was used primarily to fund real estate acquisitions. For the quarter ended June 30, 1998, Cabot L.P. had $68.0 million of debt outstanding under its Acquisition Facility and $17.5 million of outstanding mortgage debt. For the quarter ended June 30, 1999, Cabot L.P. had $4.0 million of debt outstanding under its Acquisition Facility, $159.1 million of outstanding mortgage debt and $200.0 million of unsecured debt outstanding, that was issued on May 4, 1999.

Interest and other income, which consists primarily of interest earned on Cabot L.P.'s invested cash balances and earnings of Cabot Advisors, increased to $304,000 from $248,000 for the quarter ended June 30, 1999, compared to the quarter ended June 30, 1998. The increase is primarily the result of increased average investment balances.

On June 22, 1999, Cabot L.P. sold one property located in Massachusetts containing approximately 120,000 square feet for an aggregate sales price of approximately $10.5 million, which resulted in a gain of approximately $3.4 million.

Six Months Ended June 30, 1999 compared with Six Months Ended June 30, 1998

Net income allocable to Partnership unitholders for the six months ended June 30, 1999, totaled $29.7 million or $.68 per unit, compared with $22.4 million or $.51 per unit for the six months ended June 30, 1998. The increase in net income allocable to Partnership unitholders is due to a full six months of operations in 1999 compared with 147 days in 1998 and increased earnings due primarily to increased investment in real estate assets, as well as increased earnings from Baseline Properties.

Rental revenues were $71.3 million, including tenant reimbursements of $10.1 million, for the six months ended June 30, 1999, compared with $40.9 million, including tenant reimbursements of $5.2 million, for the six months ended June 30, 1998. Total rental revenue of $41.7 million and $32.5 million was generated in 1999 and 1998, respectively, by the 120 properties owned as of February 4, 1998 and still owned at June 30, 1999 (the Baseline Properties) and total rental revenue of $29.2 million and $7.6 million in 1999 and 1998, respectively, was generated by the 147 properties acquired or developed subsequent to February 4, 1998. The remainder of total rental revenue relates to properties sold in 1998 and 1999. The increase in rental revenue related to the Baseline Properties is primarily the result of 181 compared to 147 days of activity, as well as rental increases achieved on new leases (including extensions and renewals).

Depreciation and amortization related to real estate assets totaled $14.1 million and $8.2 million for the six months ended June 30, 1999 and 1998, respectively. The increase reflects the acquisition of real estate assets and 181 days of operations in 1999 compared to 147 days in 1998.

General and administrative expense increased by $1.5 million, to $4.3 million for the six months ended June 30, 1999. The increase is primarily due to a full six months of operations in the six months ended June 30, 1999, and also reflects an increase in personnel to service the increase in the number of Cabot L.P.'s properties from 171 to 267 at the end of each period.

Interest expense for the six months ended June 30, 1999 of $10.1 million represents interest incurred on the $200.0 million of unsecured debt and the $159.1 million of mortgage indebtedness outstanding at June 30, 1999, and interest on outstanding borrowings under Cabot L.P.'s Acquisition Facility, net of $1.3 million of interest capitalized to development projects. Interest expense of $1.0 million for 1998 was incurred for only 147 days, and was incurred on $68.0 million of indebtedness under the Acquisition Facility and $17.5 million of secured debt outstanding on June 30, 1998.

During 1998 Cabot L.P. entered into an interest rate hedge transaction (referred to as a Treasury Lock) involving the future sale of $100.0 million of Treasury securities based on a rate of approximately 5.54% for such securities in anticipation of a future debt issuance of at least $100.0 million with a maturity of 10 years. At the March 31, 1999 contractual settlement date for this transaction, Cabot L.P. paid $2.5 million to its counter party in the transaction, reflecting the decrease in Treasury security yields since the July 1998 commencement of the transaction. Because an offering of the size and maturity contemplated when the interest rate hedge transaction was executed was not completed by the time of, or shortly after, the March 31, 1999 settlement date of the transaction, Cabot L.P. recorded a loss related to the Settlement of Treasury Lock of $2.5 million in the quarter ended March 31, 1999, which is reflected in the six months ended June 30, 1999.

Interest and other income, which consists primarily of interest earned on Cabot L.P.'s invested cash balances and earnings of Cabot Advisors, decreased $216,000 from $722,000 for the six months ended June 30, 1998 to $506,000 for the six months ended June 30, 1999, due primarily to lower average invested cash balances.

Capital Resources and Liquidity

Cabot L.P. intends to rely on cash provided by operations, unsecured and secured borrowings from institutional sources, and public debt as its primary sources of funding for acquisition, development, expansion and renovation of properties. Cabot L.P. may also consider equity financing when such financing is available on attractive terms.

In March 1998 Cabot L.P. established a $325 million unsecured revolving line of credit facility (the Acquisition Facility) with Morgan Guaranty Trust Company of New York as lead agent for a syndicate of banks. The Acquisition Facility is used to fund property acquisitions, development activities, building expansions, tenant leasing costs and other general corporate purposes. The Acquisition Facility contains certain limits and requirements for debt to asset ratios, debt service coverage minimums, and other limitations. Cabot L.P. believes cash flow from operations not distributed to Unitholders will be sufficient to cover tenant allowances and costs associated with renewal or replacement of current tenants as their leases expire and recurring non-incremental revenue generating capital expenditures.

In the normal course of operations, Cabot L.P. has purchased approximately $30 million of real estate assets subsequent to June 30, 1999, and as of July 31, 1999, has commitments to purchase approximately $90 million of additional real estate assets. Because a number of conditions must be met prior to the closing, it is uncertain as to whether all these assets will actually be purchased.

Subsequent to June 30, 1999, Cabot L.P. sold one building for an aggregate sales price of approximately $6.6 million. This sale is expected to result in a net loss of approximately $700,000.

As of June 30, 1999, Cabot L.P. had $159.1 million of fixed rate debt secured by properties, $4.0 million of unsecured borrowings under its Acquisition Facility, $200.0 million of unsecured debt, and a 27% debt-to-total market capitalization ratio. The debt-to-total market capitalization ratio is calculated based on Cabot L.P.'s total consolidated debt as a percentage of the market value of its outstanding Partnership Units and the liquidation value of Perpetual Preferred Units plus total debt.

Cabot L.P. entered into an interest rate cap arrangement relating to its LIBOR-based Acquisition Facility for a notional amount of $124 million for the period March 19, 1999 through June 19, 1999. The arrangement was intended to result in limiting the LIBOR component of Cabot L.P.'s interest rate on an equivalent amount of borrowings to 5.35% per annum.

On April 29, 1999, Cabot L.P. completed a private sale of $65 million of 8.625% Series B Cumulative Redeemable Perpetual Preferred Units at $50 per unit. Proceeds of the offering were used to repay borrowings under Cabot L.P.'s Acquisition Facility. The Preferred Units, which may be called by Cabot L.P. at par on or after April 29, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of Cabot L.P.

On May 4, 1999, Cabot L.P. completed a $200.0 million unsecured debt offering. The debt has a maturity of five years, a coupon rate of 7.125% and was priced at 99.724%, resulting in a yield to maturity of 7.192%. The net proceeds of the offering were $197.4 million and were used in part to repay borrowings under Cabot L.P.'s Acquisition Facility.

Cash and cash equivalents totaled $827,000 at June 30, 1999. Cash provided by operating activities for the six months ended June 30, 1999, was $44.8 million.

Cabot L.P. has assessed its Year 2000 readiness with respect to its internal accounting and information systems. Cabot L.P. also has contacted its significant vendors, including banks and software providers, to determine whether those vendors are satisfactorily addressing the Year 2000 problem with respect to the products and services they provide to Cabot L.P. No significant issues or costs of remediation have been identified with respect to such systems or vendors. Cabot L.P. has also completed its review of its other internal systems (consisting primarily of property-related systems, such as elevators and heating, ventilation and air conditioning systems) and has developed a Year 2000 remedial plan to address issues identified in that review, none of which are considered by Cabot L.P. to be material. Remediation costs to date have not been material and Cabot L.P. does not expect any significant issues or remediation costs as a result of completion of its remedial plan due to the relatively uncomplicated nature of its industrial real estate assets and the general nature of its leases, which in many instances provide for the reimbursement of costs from its tenants. Cabot L.P. believes that there will be no direct material effects on its operating performance or results of operations from the Year 2000 problem as it relates to Cabot L.P.'s internal systems and significant vendors. Cabot L.P. further believes that adequate alternative service providers will be available to it if any of its vendors experience unexpected difficulties as a result of Year 2000 systems failures and, accordingly, has not established any specific contingency plans in this regard. It is not possible to quantify any potential indirect effects that may result from the lack of Year 2000 readiness on the part of third parties, including tenants, with whom Cabot L.P. conducts its business.

ITEM 3.  QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Cabot L.P.'s exposure to market risk has not changed materially from its exposure at December 31, 1998. See Item 3 of the 1998 Annual Report on Form 10K/A of Cabot Trust.

                           PART II. OTHER INFORMATION



Item 1.    Legal Proceedings
                  Not Applicable

Item 2.    Changes in Securities and Use of Proceeds
                  Not Applicable

Item 3.    Defaults Upon Senior Securities
                  Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders.
                  Not Applicable

Item 5.    Other Information
                  Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                   27  Financial Data Schedule

           (b)  Reports on Form 8-K.

               On April 29, 1999, Cabot L.P. filed a Form 8-K dated April 28, 1999, to report information under Item 5 of Form 8-K, including a press release related to Cabot L.P.'s earnings and financial position for the first quarter of 1999.

               On April 29, 1999, Cabot L.P. filed a Form 8-K dated April 29, 1999, to report information under Item 5 of Form 8-K, including documents relating to the issuance of debt securities by Cabot Industrial Properties, L.P. pursuant to Registration Statement No. 333-71585.

               On May 3, 1999, Cabot L.P. filed a Form 8-K dated April 30, 1999, to report information under Item 5 of Form 8-K, including a press release related to Cabot L.P.'s issuance of 8.625% Series B Cumulative Redeemable Perpetual Preferred Units.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of August 1999.


                                    CABOT INDUSTRIAL PROPERTIES, L.P.
                                    ---------------------------------
                                           Registrant
                                      By CABOT INDUSTRIAL TRUST
                                         Its general partner

          8/13/99                  /s/ Neil E. Waisnor
----------------------------       ------------------------------------
            Date                       Neil E. Waisnor
                                       Senior Vice President-Finance,
                                       Treasurer, Secretary


          8/13/99                  /s/ Robert E. Patterson
----------------------------       ------------------------------------
            Date                       Robert E. Patterson
                                       President