Form 10-Q
period 1999-09-30
CABOT INDUSTRIAL PROPERTIES LP
filed 1999-11-15
CIK 1078003

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the Quarter Ended: September 30, 1999    Commission File Number: 1-14979
                       ------------------                            -------



                       CABOT INDUSTRIAL PROPERTIES, L.P.
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                  04-3397874
             --------                                  ----------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)



           Two Center Plaza, Suite 200, Boston, Massachusetts 02108
           --------------------------------------------------------
         (Address of principal executive offices, including zip code)


                                (617) 723-0900
                                --------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES   X            NO
                           -----             -----

Indicate the number of units outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: As of November 12, 1999, 43,633,559 Limited Partnership Units; 1,300,000 Series B Cumulative Redeemable Perpetual Preferred Units, $50 Liquidation value; 2,600,000 Series C Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation value; and 200,000 Series D Cumulative Redeemable Perpetual Preferred Units, $50 Liquidation value; of the Registrant were outstanding, none of which are publicly traded.

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the 1998 financial statements of the registrant ("Cabot L.P.") and the 1998 Annual Report on Form 10-K/A of Cabot Industrial Trust. These consolidated condensed statements have been prepared in accordance with the instructions of the Securities and Exchange Commission for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of Cabot L.P.'s management, all material adjustments (consisting solely of items of a normal, recurring nature) considered necessary for a fair presentation of results of operations for the interim period have been included. The results of consolidated operations for the period from January 1, 1999 through September 30, 1999 are not necessarily indicative of the results that may be expected for the period from January 1, 1999 through December 31, 1999.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                     CONSOLIDATED CONDENSED BALANCE SHEET
                As of September 30, 1999 and December 31, 1998
                                (in thousands)


                                                                                 September 30, 1999          December 31, 1998
                                                                                 ------------------          -----------------
                                                                                    (unaudited)
ASSETS:

INVESTMENT IN REAL ESTATE:
Rental Properties                                                                   $ 1,389,886               $ 1,072,675
Less:  Accumulated Depreciation                                                         (35,352)                  (17,290)
                                                                                    -----------               -----------
     Net Rental Properties                                                            1,354,534                 1,055,385
Properties under Development                                                             54,466                    23,108
                                                                                    -----------               -----------
                                                                                    $ 1,409,000               $ 1,078,493
                                                                                    -----------               -----------

OTHER ASSETS:
Cash and Cash Equivalents                                                           $    13,670               $     2,301
Rents and Other Receivables,
     net of reserve for uncollectible accounts of $439 and $312
     at September 30, 1999 and December 31, 1998, respectively                            4,306                     2,872
Deferred Rent Receivable                                                                  4,976                     2,638
Deferred Lease Acquisition Costs, Net                                                    21,531                    17,362
Deferred Financing Costs, Net                                                             3,664                     1,255
Investment in and Advances to Cabot Advisors                                              1,272                       582
Other Assets                                                                              4,796                     5,067
                                                                                    -----------               -----------
TOTAL ASSETS                                                                        $ 1,463,215               $ 1,110,570
                                                                                    ===========               ===========

LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES:
Mortgage Debt                                                                       $   160,441               $    48,206
Unsecured Debt                                                                          200,000                         -
Line of Credit Borrowings                                                                91,000                   200,000
Accounts Payable                                                                            728                       511
Accrued Real Estate Taxes                                                                11,894                     7,309
Distributions Payable - Common                                                           14,835                    14,134
Distributions Payable - Preferred                                                           443                         -
Tenant Security Deposits and Prepaid Rents                                                6,342                     4,956
Other Liabilities                                                                        22,735                    18,156
                                                                                    -----------               -----------
                                                                                    $   508,418               $   293,272
                                                                                    -----------               -----------

PARTNERS' EQUITY:
8.625% Series B Cumulative Redeemable Perpetual Preferred Units                     $    63,175               $         -
8.625% Series C Cumulative Redeemable Perpetual Preferred Units                          63,175                         -
8.375% Series D Cumulative Redeemable Perpetual Preferred Units                           9,715                         -
Limited Partners' Equity                                                                 56,557                   468,311
General Partner's Equity                                                                762,175                   348,987
                                                                                    -----------               -----------
TOTAL PARTNERS' EQUITY                                                              $   954,797               $   817,298
                                                                                    -----------               -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                              $ 1,463,215               $ 1,110,570
                                                                                    ===========               ===========

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
     For the Three Months ended September 30, 1999 and September 30, 1998
                (unaudited, in thousands, except per unit data)


                                                     Three Months Ended              Three Months Ended
                                                     September 30, 1999              September 30, 1998
                                                    ------------------              ------------------
REVENUES:
Rental Revenues                                        $      35,388                    $     24,914
Tenant Reimbursements                                          5,452                           3,503
                                                       -------------                    ------------
                Total Revenues                                40,840                          28,417
                                                       -------------                    ------------

EXPENSES:
Property Operating                                             3,090                           1,563
Property Taxes                                                 4,564                           3,240
Depreciation and Amortization                                  8,041                           5,862
General and Administrative                                     2,254                           1,724
Interest                                                       7,090                           2,365
                                                       -------------                    ------------
                Total Expenses                                25,039                          14,754
                                                       -------------                    ------------

Interest and Other Income                                        274                             392
Loss on Sale of Real Estate                                     (653)                              -
                                                       -------------                    ------------
                                                                (379)                            392
                                                       -------------                    ------------

Net Income                                                    15,422                          14,055
Preferred Distributions                                       (1,834)                              -
                                                       -------------                    ------------

Net Income Allocable to Partnership Units              $      13,588                    $     14,055
                                                       =============                    ============
Earnings per Partnership Unit:
    Basic                                              $        0.31                    $       0.32
                                                       =============                    ============
    Diluted                                            $        0.31                    $       0.32
                                                       =============                    ============

Weighted Average Partnership Units:
    Basic                                                     43,634                          43,515
                                                       =============                    ============
    Diluted                                                   43,703                          43,516
                                                       =============                    ============

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
      For the Nine Months ended September 30, 1999 and September 30, 1998
                (unaudited, in thousands, except per unit data)


                                                           Nine Months Ended
                                       Nine Months Ended   September 30, 1998
                                      September 30, 1999        (Note 1)
                                      ------------------   ------------------
REVENUES:
Rental Revenues                            $  96,613             $ 60,569
Tenant Reimbursements                         15,547                8,740
                                           ---------             --------
                Total Revenues               112,160               69,309
                                           ---------             --------
EXPENSES:
Property Operating                             8,519                4,079
Property Taxes                                12,534                7,982
Depreciation and Amortization                 22,204               14,108
General and Administrative                     6,575                4,514
Interest                                      17,227                3,317
Settlement of Treasury Lock                    2,492                    -
                                           ---------             --------
                Total Expenses                69,551               34,000
                                           ---------             --------

Interest and Other Income                        780                1,114
Net Gains on Sale of Real Estate               2,751                    -
                                           ---------             --------
                                               3,531                1,114
                                           ---------             --------

Net Income                                    46,140               36,423
Preferred Distributions                       (2,815)                   -
                                           ---------             --------
Net Income Allocable to Partnership
  Units                                    $  43,325             $ 36,423
                                           =========             ========
Earnings per Partnership Unit:
    Basic                                  $    0.99             $   0.84
                                           =========             ========
    Diluted                                $    0.99             $   0.83
                                           =========             ========
Weighted Average Partnership Units:
    Basic                                     43,597               43,490
                                           =========             ========
    Diluted                                   43,615               43,706
                                           =========             ========

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
      For the Nine Months ended September 30, 1999 and September 30, 1998
                           (unaudited, in thousands)

                                                                                                              Nine Months Ended
                                                                             Nine Months Ended                September 30, 1998
                                                                            September 30, 1999                    (Note 1)
                                                                            ------------------                ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                 $  46,140                         $  36,423
        Adjustments to reconcile net income to cash provided by operating activities:
             Depreciation and Amortization                                         22,204                            14,108
             Straight Line Rent Adjustment                                         (2,365)                           (1,738)
             Amortization of Deferred Financing Costs                                 725                               308
             Net Gains on Sale of Real Estate                                      (2,751)                                -
             Increase in Rents and Other Receivables                               (1,434)                           (1,159)
             Increase in Other Assets                                                (110)                           (1,692)
             Increase in Accounts Payable                                             209                               494
             Increase in Accrued Real Estate Taxes                                  4,585                             7,924
             Increase in Other Liabilities                                          8,684                             6,812
                                                                                ---------                         ---------
     Cash Provided by Operating Activities                                         75,887                            61,480
                                                                                ---------                         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and Lease Acquisition Costs                                        (345,388)                         (362,921)
     Improvements to Property                                                      (1,333)                             (973)
     Increase in Other Assets                                                        (496)                                -
     Advances to Cabot Advisors, net                                                 (689)                                -
     Net Proceeds from Sale of Real Estate                                         16,079                                 -
     Other                                                                              8                                 -
                                                                                ---------                         ---------
     Cash Used in Investing Activities                                           (331,819)                         (363,894)
                                                                                ---------                         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Unsecured Debt                                     200,000                                 -
     Discount Related to Unsecured Debt                                              (552)                                -
     Proceeds from Issuance of Secured Debt                                        93,215                                 -
     Debt Principal Repayments                                                     (2,331)                          (13,790)
     Line of Credit (Repayments) Advances, net                                   (109,000)                          169,000
     Increase in Deferred Financing Costs                                          (2,561)                           (1,668)
     Distributions Paid to Preferred Unitholders                                   (2,372)                          (13,138)
     Distributions Paid to Common Unitholders                                     (43,806)                           (9,795)
     Net Proceeds from Issuance of Partnership Units/
        Payment of Expenses of Issuance                                            (1,257)                          177,885
     Proceeds from Issuance of Preferred Units, net                               136,484                                 -
     Increase in Other Assets                                                        (519)                                -
     Repurchase of Partnership Units                                                    -                            (1,217)
                                                                                ---------                         ---------
     Cash Provided by Financing Activities                                        267,301                           307,277
                                                                                ---------                         ---------
Net Increase in Cash and Cash Equivalents                                          11,369                             4,863
                                                                                ---------                         ---------
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                     2,301                                 1
                                                                                ---------                         ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $  13,670                         $   4,864
                                                                                =========                         =========
Cash paid for interest and settlement of treasury lock, net of amounts
 capitalized                                                                    $  13,647                         $   1,242
                                                                                =========                         =========

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
      For the Nine Months ended September 30, 1999 and September 30, 1998
                           (unaudited, in thousands)


DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In conjunction with the Offering and Formation Transactions in 1998, Cabot L.P. assumed $18,413 of indebtedness and issued 33,850 Partnership Units in exchange for real estate assets and the advisory business of Cabot Partners valued at $659,072 and $77, respectively.

In conjunction with real estate acquisitions, Cabot L.P. assumed $21,351 of indebtedness and issued Units valued at $2,743 during the nine months ended September 30, 1999 and assumed $44,025 of indebtedness and issued Units valued at $2,268 during the nine months ended September 30, 1998 (Note 1).

In conjunction with a sale of real estate, Cabot L.P. received a promissory note in the amount of $627,000, as a component of total consideration due from the seller. This note, payable on July 31, 2004, bears interest at the rate of 10% per annum compounded monthly.

At September 30, 1999, accrued capital expenditures (including amounts included in accounts payable) totaled $8,455, accrued offering costs totaled $579 and accrued financing costs totaled $182.

At September 30, 1998, accrued capital expenditures (including amounts included in accounts payable) totaled $11,597 and accrued offering costs totaled $1,224.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1999

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

Since Cabot L.P. was formed on October 10, 1997, and did not begin operations until February 4, 1998 (see Note 2), the results for the nine months ended September 30, 1998 represent activity for 239 days, or approximately 8 months.

As of September 30, 1999, Cabot L.P. owned 291 industrial properties located in 22 markets throughout the United States and containing approximately 35 million rentable square feet. These properties were approximately 98% leased to 591 tenants at September 30, 1999.

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

Cabot L.P. contributed the real estate advisory contracts to Cabot Advisors, Inc. (Cabot Advisors) and received 100% of the non-voting preferred stock of Cabot Advisors, which entitles it to 95% of Cabot Advisors' net operating cash flow. All of the common stock of Cabot Advisors is owned by an officer of Cabot Trust.

During the nine months ended September 30, 1999, Cabot L.P. issued 143,087 Units in conjunction with an acquisition and Cabot Trust issued 22,032,656 Common Shares in exchange for Units of Cabot L.P. As a result, Cabot Trust owned 93.1% of the common equity of Cabot L.P. as of September 30, 1999. The remaining 6.9% is owned by investors holding Cabot L.P. Units.

The Offerings

On February 4, 1998, Cabot Trust completed an offering of 8,625,000 Common Shares at an offering price of $20.00 per share. In addition, Cabot Trust issued 1,000,000 Common Shares to a single investor in a private offering at $20.00 per unit (collectively, the Offerings). Cabot Trust contributed the net proceeds of the Offerings to Cabot L.P. in exchange for the number of general partnership interests in Cabot L.P. equal to the number of Common Shares sold in the Offerings.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                              September 30, 1999

Cumulative Redeemable Perpetual Preferred Equity

On April 29, 1999, September 3, 1999 and September 27, 1999, Cabot L.P. completed the private sales of $65 million of 8.625% Series B Cumulative Redeemable Perpetual Preferred Units at $50 per unit, $65 million of 8.625% Series C Cumulative Redeemable Perpetual Preferred Units at $25 per unit and $10 million of 8.375% Series D Cumulative Redeemable Perpetual Preferred Units at $50 per unit, respectively. Proceeds of the offerings of $63,175,000, $63,175,000 and $9,715,000, respectively, were used to repay borrowings under Cabot L.P.'s Acquisition Facility. The Preferred Units, which may be called by Cabot L.P. at par on or after the fifth anniversary of issuance in each case, have no stated maturity or mandatory redemption and are not convertible into any other securities of Cabot L.P.

Distributions

On March 10, 1999, Cabot L.P. declared distributions of $.34 per Partnership Unit payable on April 30, 1999, to Unitholders of record as of April 9, 1999; on June 9, 1999, Cabot L.P. declared distributions of $.34 per Partnership Unit payable on July 29, 1999, to Unitholders of record as of July 9, 1999; and on September 15, 1999, Cabot L.P. declared distributions of $.34 per Partnership Unit payable on October 27, 1999, to Unitholders of record as of October 8, 1999.

On June 9, 1999, Cabot L.P. declared distributions of $.75468 per 8.625% Series B Preferred Unit, payable on June 30, 1999, to Series B Preferred Unitholders of record on June 17, 1999, and on September 15, 1999, Cabot L.P. declared distributions of $1.0781 per 8.625% Series B Preferred Unit, payable on September 30, 1999, to Series B Unitholders of record on September 17, 1999. In addition, on September 15, 1999, Cabot L.P. declared distributions of $0.5331 per 8.625% Series C Preferred Unit, payable on December 1, 1999, to Series C Unitholders of record on November 17, 1999.

3. Property Acquisitions

During the period from July 1, 1999 through September 30, 1999, Cabot L.P. acquired the following industrial properties:

                                                                                                 Acquisition
            Property Location                       Property Type            Square Feet             Cost
-----------------------------------------    --------------------------    --------------     ----------------
                                                                                                     (000'S)
Vista Bella Way, Rancho Dominguez, CA          Multitenant Distribution           100,000           $    9,452
Manville Street, Compton, CA                   Multitenant Distribution           100,000

Westinghouse Boulevard, Charlotte, NC          Bulk Distribution                  183,551           $   20,178
Westinghouse Boulevard, Charlotte, NC          Multitenant Distribution           159,085
Westinghouse Boulevard, Charlotte, NC          Multitenant Distribution           121,900
Westinghouse Boulevard, Charlotte, NC          Multitenant Distribution           104,000

Avenue F, Plano, TX                            Workspace                           73,086           $    5,014

N.W. 70th Avenue, Miami, FL                    Multitenant Distribution           215,019           $   11,285

Alondra Boulevard, La Mirada, CA               Multitenant Distribution           237,089           $    9,880

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                              September 30, 1999

                                                                                                 Acquisition
            Property Location                       Property Type            Square Feet             Cost
-----------------------------------------    --------------------------    --------------     ----------------
                                                                                                     (000'S)
South 78th Avenue, Hickory Hills, IL           Multitenant Distribution            83,170          $     3,180

Nokes Boulevard, Loudoun County, VA            Workspace                           78,671          $     6,295

Dahlia Street, Fontana, CA                     Bulk Distribution                  278,560          $    23,317
East Easy Street, Simi Valley, CA              Bulk Distribution                  235,080

McLaughlin Avenue, San Jose, CA                Multitenant Distribution           134,483          $     8,235

Laussen Avenue, Chatsworth, CA                 Workspace                          124,518          $     7,122

West 82nd Street, Bloomington, MN              Workspace                          101,465          $     4,585

Crossroads Parkway, Bolingbrook, IL            Bulk Distribution                  299,520          $    11,445

Cordage Street, Charlotte, NC                  Multitenant Distribution           112,000          $     3,260

Newton Drive, Carlsbad, CA                     Bulk Distribution                  179,721          $    12,980

Goldentop Road, San Diego, CA                  Workspace                           66,448          $     5,435

Greenleaf Avenue, Elk Grove Village, IL        Multitenant Distribution           150,000          $     6,455

Hillguard Road, Dallas, TX                     Multitenant Distribution           122,798          $     8,165
Hillguard Road, Dallas, TX                     Multitenant Distribution            71,565
Hillguard Road, Dallas, TX                     Multitenant Distribution            53,647
                                                                           --------------        -------------

TOTALS                                                                          3,385,376           $  156,283
                                                                           ==============        =============

4.    Debt Activity

On May 4, 1999, Cabot L.P. completed a $200.0 million unsecured debt offering. The debt has a maturity of five years, a coupon rate of 7.125% and was priced at 99.724%, resulting in a yield to maturity of 7.192%. The net proceeds of the offering were $197.4 million and were used in part to repay borrowings under Cabot L.P.'s Acquisition Facility.

In conjunction with acquisitions made during the nine months ended September 30, 1999, Cabot L.P. assumed debt of $21.4 million, with coupon interest rates ranging from 7.375% to 9.375%, secured by properties with a net book value of approximately $37.4 million. In addition, Cabot L.P. borrowed $87.6 million in February 1999 and borrowed an additional $5.6 million under the same agreement in April 1999, all secured by specific properties. At September 30, 1999, these properties had a net book value of $136.7 million. This borrowing has a fixed interest rate of 7.25% per annum and a 10-year

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                              September 30, 1999

term. Monthly installments of principal and interest are due based on a 25-year amortization rate, and the remaining balance outstanding is due at the end of the 10-year term. This borrowing is subject to various customary covenants. The proceeds from the borrowing were used to repay a portion of the balance outstanding under Cabot L.P.'s Acquisition Facility.

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

5. Earnings per Unit

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per Partnership Unit have been computed by dividing net income allocable to Partnership Unitholders by the weighted average number of Partnership Units outstanding during the period subsequent to Cabot L.P.'s commencement of operations (see Note 1). Diluted earnings per unit have been computed considering the dilutive effect of the exercise of Unit options granted by Cabot L.P. Basic and diluted earnings per Partnership Unit were calculated as follows:

                                                                                        Nine Months Ended
                                                             Nine Months Ended          September 30, 1998
                                                             September 30, 1999            (see Note 1)
                                                             ------------------         ------------------
Basic:
Net Income Allocable to Partnership Unitholders                 $  43,325,000             $  36,423,000
                                                                -------------             -------------
Weighted Average Partnership Units                                 43,597,000                43,490,000
                                                                -------------             -------------
Basic Earnings per Partnership Unit                             $         .99             $         .84
                                                                =============             =============
Diluted:
Net Income Allocable to Partnership Unitholders                 $  43,325,000             $  36,423,000
                                                                -------------             -------------
Weighted Average Partnership Units                                 43,597,000                43,490,000
Effect of Unit Options                                                 18,000                   216,000
                                                                -------------             -------------
Weighted Average Partnership Units, as adjusted                    43,615,000                43,706,000
                                                                =============             =============
Diluted Earnings per Partnership Unit                           $         .99             $         .83
                                                                =============             =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this discussion and elsewhere in this report that are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Cabot L.P. operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Therefore, actual outcomes and results may differ materially from what is expressed or suggested by such forward-looking statements. Cabot L.P. undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Cabot L.P.'s operating results depend primarily on income from industrial properties, which may be affected by various factors, including changes in national and local economic conditions, competitive market conditions, uncertainties and costs related to and the imposition of conditions on receipt of governmental approvals and costs of material and labor, all of which may cause actual results to differ materially from what is expressed herein. Capital and credit market conditions which affect Cabot L.P.'s cost of capital also influence operating results.

Introduction

Cabot L.P. is an internally managed, fully integrated real estate company, focused on serving a variety of industrial space users in the country's principal commercial markets. Cabot L.P. owns and operates a diversified portfolio of bulk distribution, multitenant distribution and "workspace" (light industrial, R&D and similar facilities) properties throughout the United States. At September 30, 1999, Cabot L.P. owned 291 industrial properties, 84 of which properties were acquired during the period from January 1, 1999 through September 30, 1999. In addition, Cabot L.P. sold two properties during the period January 1, 1999 through September 30, 1999. These properties were sold on June 22, 1999 and August 3, 1999. Cabot L.P. was formed on October 10, 1997, but did not begin operations as a fully integrated real estate company until the completion of its Formation Transactions and Offerings on February 4, 1998, the date of Cabot Trust's initial public offering.

Results of Operations

Since Cabot L.P. did not begin operations until February 4, 1998, the results for the nine months ended September 30, 1998 represent activity for only
239 days.

Quarter Ended September 30, 1999 compared with Quarter Ended September 30, 1998

Net income allocable to Partnership Unitholders for the quarter ended
September 30, 1999 totaled $13.6 million or $.31 per unit, compared with $14.1 million or $.32 per unit for the quarter ended September 30, 1998.
The decrease in net income per unit was primarily due to the loss on sale on August 3, 1999, offset by the income realized from increased investment in real estate assets, as well as increased earnings from Quarterly Baseline Properties (defined below).

Rental revenues were $40.8 million, including tenant reimbursements of $5.5 million, for the quarter ended September 30, 1999, compared with $28.4 million, including tenant reimbursements of $3.5 million, for the quarter ended September 30, 1998. Total rental revenue of $28.5 million and $26.8 million was generated in 1999 and 1998, respectively, by the properties owned as of June 30, 1998, and still owned at September 30, 1999, (the Quarterly Baseline Properties) and total rental revenue of $12.2 million and $980,000 in 1999 and 1998, respectively, was generated by the properties acquired or developed subsequent to June 30, 1998. The growth in rental revenue for Quarterly Baseline Properties is primarily attributable to rental increases for new leases, extensions and renewals. The remainder of total rental revenue relates to properties sold in 1998 and 1999.

The operating margin (the ratio of total revenues minus property operating and property tax expenses to total revenues) decreased slightly to approximately 81% for the quarter ended September 30, 1999 compared with 83% for the quarter ended September 30, 1998. The decrease is primarily due to a change in the composition of leases, primarily as a result of acquisitions, to include more leases which provide the company pay expenses up to a specified amount.

Depreciation and amortization related to real estate assets totaled $8.0 million and $5.9 million for the quarters ended September 30, 1999 and 1998, respectively. The increase reflects the acquisition of real estate assets and additional deferred lease acquisition costs for Quarterly Baseline Properties.

General and administrative expense increased by $530,000, to $2.3 million for the quarter ended September 30, 1999. The increase is primarily due to an increase in personnel to service the increase in the number of Cabot L.P.'s properties from 202 to 291 at the end of each period.

Interest expense grew from $2.4 million for the quarter ended September 30, 1998 to $7.1 million for the quarter ended September 30, 1999. The increase is the result of increased debt outstanding which was used primarily to fund real estate acquisitions. For the quarter ended September 30, 1998, Cabot L.P. had $169.0 million of debt outstanding under its Acquisition Facility and $48.6 million of outstanding mortgage debt. For the quarter ended September 30, 1999, Cabot L.P. had $91.0 million of debt outstanding under its Acquisition Facility, $160.4 million of outstanding mortgage debt and $200.0 million of unsecured debt outstanding, that was issued on May 4, 1999.

Interest and other income, which consists primarily of interest earned on Cabot L.P.'s invested cash balances and earnings of Cabot Advisors, decreased to $274,000 from $392,000 for the quarter ended September 30, 1999, compared to the quarter ended September 30, 1998.

On August 3, 1999, Cabot L.P. sold a property located in New Jersey containing approximately 225,000 square feet for an aggregate sales price of approximately $6.6 million, which resulted in a loss of approximately $653,000.

Nine Months Ended September 30, 1999 compared with Nine Months Ended September 30, 1998.

Net income allocable to Partnership Unitholders for the nine months ended September 30, 1999 totaled $43.3 million or $.99 per diluted unit, compared with $36.4 million or $.83 per diluted unit for the nine months ended September 30, 1998. The increase in net income allocable to Partnership Unitholders is due to the full nine months of operations in 1999 compared with 239 days in 1998 and increased earnings due primarily to increased investment in real estate assets, as well as increased earnings from Baseline Properties (defined below).

Rental revenues were $112.2 million, including tenant reimbursements of $15.5 million, for the nine months ended September 30, 1999, compared with $69.3 million, including tenant reimbursements of $8.7 million, for the nine months ended September 30, 1998. Total rental revenue of $62.2 million and

$52.0 million was generated in 1999 and 1998, respectively, by the 119 properties owned as of February 4, 1998, and still owned at September 30, 1999, (the Baseline Properties) and total rental revenue of $49.1 million and $15.7 million in 1999 and 1998, respectively, was generated by the 172 properties acquired or developed subsequent to February 4, 1998.
The remainder of total rental revenue relates to properties sold in 1998 and 1999. The increase in rental revenue related to the Baseline Properties is primarily the result of 273 compared with 239 days of activity, as well as rental increases achieved on new leases (including extensions and renewals).

Depreciation and amortization related to real estate assets totaled
$22.2 million and $14.1 million for the nine months ended September 30, 1999 and 1998, respectively. The increase reflects the acquisition of real estate assets and 273 days of operations in 1999 compared with 239 days in 1998.

General and administrative expense increased by $2.1 million, to $6.6 million for the nine months ended September 30, 1999. The increase is primarily due to a full nine months of operations in the nine months ended September 30, 1999, and also reflects an increase in personnel to service the increase in the number of Cabot L.P.'s properties from 202 to 291 at the end of each period.

Interest expense for the nine months ended September 30, 1999 of $17.2 million represents interest incurred on the $200.0 million of unsecured debt and the $160.4 million of mortgage indebtedness outstanding at September 30, 1999, and interest on outstanding borrowings under Cabot L.P.'s Acquisition Facility, net of $2.1 million of interest capitalized to development projects. Interest expense of $3.3 million for 1998 was incurred for only 239 days, and was incurred on $169.0 million of indebtedness under the Acquisition Facility and $48.6 million of mortgage indebtedness outstanding on September 30, 1998.

During 1998 Cabot L.P. entered into an interest rate hedge transaction (referred to as a Treasury Lock) involving the future sale of $100.0 million of Treasury securities based on a rate of approximately 5.54% for such securities in anticipation of a future debt issuance of at least $100.0 million with a maturity of 10 years. At the March 31, 1999 contractual settlement date for this transaction, Cabot L.P. paid $2.5 million to its counter party in the transaction, reflecting the decrease in Treasury security yields since the July 1998 commencement of the transaction. Because an offering of the size and maturity contemplated when the interest rate hedge transaction was executed was not completed by the time of, or shortly after, the March 31, 1999 settlement date of the transaction, Cabot L.P. recorded a loss of $2.5 million in the quarter ended March 31, 1999, which is reflected in the nine months ended September 30, 1999.

Interest and other income, which consists primarily of interest earned on Cabot L.P.'s invested cash balances and earnings of Cabot Advisors, decreased $334,000 from $1.1 million for the nine months ended September 30, 1998 to $780,000 for the nine months ended September 30, 1999, due primarily to lower average invested cash balances.

Capital Resources and Liquidity

Cabot L.P. intends to rely on cash provided by operations, unsecured and secured borrowings from institutional sources, and public debt as its primary sources of funding for acquisition, development, expansion and renovation of properties. Cabot L.P. may also consider equity financing when such financing is available on attractive terms.

In March 1998 Cabot L.P. established a $325 million unsecured revolving line of credit facility (the Acquisition Facility) with Morgan Guaranty L.P. Company of New York as lead agent for a syndicate of banks. The Acquisition Facility is used to fund property acquisitions, development activities, building expansions, tenant leasing costs and other general corporate purposes. The Acquisition Facility contains certain limits and requirements for debt to asset ratios, debt service coverage minimums, and other limitations. Cabot L.P. believes cash flow from operations not distributed to Unitholders will be sufficient to cover tenant allowances and costs associated with renewal or replacement of current tenants as their leases expire and recurring non-incremental revenue generating capital expenditures.

In the normal course of operations, Cabot L.P. has purchased approximately
$32 million of real estate assets subsequent to September 30, 1999, and as of October 31, 1999, has commitments to purchase approximately $17 million of additional real estate assets. Because a number of conditions must be met prior to the closing, it is uncertain as to whether all these assets will actually be purchased.

As of September 30, 1999, Cabot L.P. had $160.4 million of fixed rate debt secured by properties, $91.0 million of unsecured borrowings under its Acquisition Facility, $200.0 million of unsecured debt, and a 32% debt-to-total market capitalization ratio. The debt-to-total market capitalization ratio is calculated based on Cabot L.P.'s total consolidated debt as a percentage of the market value of its outstanding Partnership Units and the liquidation value of Perpetual Preferred Units plus total debt.

Cabot L.P. entered into an interest rate cap arrangement relating to its LIBOR-based Acquisition Facility for a notional amount of $100 million for the period October 1, 1999 through April 1, 2000. This arrangement is intended to result in limiting the LIBOR component of Cabot L.P.'s interest rate on an equivalent amount of borrowings to 6.5% per annum.

Cash and cash equivalents totaled $13.7 million at September 30, 1999. Cash provided by operating activities for the nine months ended September 30, 1999, was $75.9 million.

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

Item 3.   Defaults Upon Senior Securities
                 Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.
                 Not Applicable

Item 5.   Other Information
                 Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
                 27  Financial Data Schedule

          (b)  Reports on Form 8-K.

                 On September 10, 1999, Cabot L.P. filed a Form 8-K dated September 3, 1999, to report information under Item 5 of Form 8-K, including a press release related to Cabot L.P.'s issuance of 8.625% Series C Cumulative Redeemable Perpetual Preferred Units.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of November 1999.


                             CABOT INDUSTRIAL PROPERTIES, L.P.
                             ---------------------------------------------------
                             Registrant

                             By CABOT INDUSTRIAL TRUST
                             Its general partner


      11/12/99               /s/ Neil E. Waisnor
------------------           ---------------------------------------------------
        Date                 Neil E. Waisnor
                             Senior Vice President-Finance, Treasurer, Secretary


      11/12/99               /s/ Robert E. Patterson
------------------           ---------------------------------------------------
        Date                 Robert E. Patterson
                             President