Form 10-Q
period 2000-03-31
CABOT INDUSTRIAL PROPERTIES LP
filed 2000-05-15
CIK 1078003

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the Quarter Ended:       March 31, 2000     Commission File Number: 1-14979
                             --------------                             -------

                       CABOT INDUSTRIAL PROPERTIES, L.P.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                04-3397874
        -------------                              ----------
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

                       YES        X            NO  _______
                              --------

Indicate the number of units outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: As of May 12, 2000, 43,667,920 Limited Partnership Units; 1,300,000 Series B Cumulative Redeemable Perpetual Preferred Units, $50 Liquidation value; 2,600,000 Series C Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation value; 200,000 Series D Cumulative Redeemable Perpetual Preferred Units, $50 Liquidation value; 200,000 Series E Cumulative Redeemable Perpetual Preferred Units, $50 Liquidation value; 1,800,000 Series F Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation value; and 600,000 Series G Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation value.

                         PART I.  FINANCIAL INFORMATION


ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS


The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the 1999 financial statements and Annual Report on Form 10-K of the registrant ("Cabot L.P."). These consolidated condensed statements have been prepared in accordance with the instructions of the Securities and Exchange Commission for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of Cabot L.P.'s management, all material adjustments (consisting solely of items of a normal, recurring nature) considered necessary for a fair presentation of results of operations for the interim period have been included.
The results of consolidated operations for the period from    January 1, 2000
through March 31, 2000 are not necessarily indicative of the results that may be expected for the period from January 1, 2000 through December 31, 2000.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                     CONSOLIDATED CONDENSED BALANCE SHEET
                  AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
                                (in thousands)

                                                               March 31, 2000          December 31, 1999
                                                               --------------          -----------------
                                                                 (unaudited)
ASSETS:

INVESTMENT IN REAL ESTATE:
Rental Properties                                                   $ 1,578,072               $ 1,507,834
Less:  Accumulated Depreciation                                         (50,679)                  (42,543)
                                                               ----------------          ----------------
     Net Rental Properties                                            1,527,393                 1,465,291
Properties under Development                                             67,545                    63,938
                                                               ----------------          ----------------
                                                                    $ 1,594,938               $ 1,529,229
                                                               ----------------          ----------------

OTHER ASSETS:
Cash and Cash Equivalents                                           $    12,491               $    22,007
Rents and Other Receivables, net of allowance for
     uncollectible accounts of $705 and $574 at March 31, 2000
     and December 31, 1999, respectively                                  4,624                     3,828
Deferred Rent Receivable                                                  7,439                     6,079
Deferred Lease Acquisition Costs, net                                    27,594                    23,913
Deferred Financing Costs, net                                             3,186                     3,369
Investment in and Advances to Cabot Advisors                              1,359                     1,105
Other Assets                                                              6,554                     3,954
                                                               ----------------          ----------------

TOTAL ASSETS                                                        $ 1,658,185               $ 1,593,484
                                                               ================          ================

LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES:
Mortgage Debt                                                       $   168,950               $   163,866
Unsecured Debt                                                          200,000                   200,000
Line of Credit Borrowings                                               207,000                   163,000
Accounts Payable                                                          2,069                       889
Accrued Real Estate Taxes                                                10,486                    10,254
Distributions Payable                                                    16,082                    15,437
Tenant Security Deposits and Prepaid Rents                                8,794                    11,205
Other Liabilities                                                        23,550                    20,117
                                                               ----------------          ----------------
                                                                    $   636,931               $   584,768
                                                               ----------------          ----------------


PARTNERS' EQUITY
Limited Partners' Equity                                            $    57,038               $    57,169
General Partner's Equity                                                759,986                   761,742
Preferred Unitholders' Equity                                           204,230                   189,805
                                                               ----------------          ----------------


TOTAL PARTNERS' EQUITY                                              $ 1,021,254               $ 1,008,716
                                                               ----------------          ----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                              $ 1,658,185               $ 1,593,484
                                                               ================          ================

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                (unaudited, in thousands, except per unit data)

                                              Three Months Ended         Three Months Ended
                                                March 31, 2000             March 31, 1999
                                             ---------------------      --------------------
REVENUES:
Rental Income                                    $    42,749                $    29,221
Tenant Reimbursements                                  7,059                      4,917
                                              --------------              -------------
                Total Revenues                   $    49,808                     34,138
                                              --------------              -------------


EXPENSES:
Property Operating                               $     4,546                $     2,680
Property Taxes                                         5,898                      3,845
Depreciation and Amortization                          9,823                      6,810
Interest                                               9,450                      4,315
General and Administrative                             2,481                      2,185
Settlement of Treasury Lock                                -                      2,492
                                              --------------              -------------
                Total Expenses                   $    32,198                $    22,327
                                              --------------              -------------


Interest and Other Income                        $       294                $       202


Net Income                                       $    17,904                $    12,013

Preferred Unitholders Distributions                   (4,211)                         -
                                              --------------              -------------


Net Income Allocable to Partnership Units        $    13,693                $    12,013
                                              ==============              =============

Earnings per Partnership Unit:
    Basic                                        $      0.31                $      0.28
                                              ==============              =============
    Diluted                                      $      0.31                $      0.28
                                              ==============              =============

Weighted Average Partnership Units:
    Basic                                             43,668                     43,522
                                              ==============              =============
    Diluted                                           43,699                     43,523
                                              ==============              =============

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                           (unaudited, in thousands)

                                                                              Three Months Ended    Three Months Ended
                                                                                March 31, 2000        March 31, 1999
                                                                            ---------------------  --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                  $     17,904             $     12,013
        Adjustments to reconcile net income to cash provided by operating activities:
             Depreciation and Amortization                                              9,823                    6,810
             Straight Line Rent Adjustment                                             (1,360)                    (643)
             Amortization of Deferred Financing Costs                                     312                      164
             Increase in Rents and Other Receivables                                     (796)                    (123)
             Increase in Accounts Payable                                               1,169                      739
             Increase in Other Assets                                                  (2,308)                     (74)
             Increase (Decrease) in Accrued Real Estate Taxes                             232                       (9)
             Increase in Other Liabilities                                              2,272                    1,957
                                                                               --------------           --------------
     Cash Provided by Operating Activities                                             27,248                   20,834
                                                                               --------------           --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and Lease Acquisition Costs                                             (72,953)                 (71,324)
     Improvements to Property                                                               -                     (417)
     Increase in Other Assets                                                          (1,026)                       -
     Advances to Cabot Advisors, net                                                     (194)                    (229)
                                                                               --------------           --------------

     Cash Used in Investing Activities                                                (74,173)                 (71,970)
                                                                               --------------           --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Secured Debt                                                 -                   87,617
     Line of Credit Advances, net                                                      44,000                   11,000
     Distributions Paid to Preferred Unitholders                                       (4,221)                  (8,093)
     Distributions Paid to Common Unitholders                                         (14,847)                  (6,041)
     Debt Principal Repayments                                                         (1,001)                    (560)
     Net Proceeds from Issuance of Common Units/Payment of
      Expenses of Issuance                                                                (78)                    (371)
     Increase in Deferred Financing Costs                                                (105)                    (159)
     Proceeds from Issuance of Preferred Units, net                                    13,661                        -
                                                                               --------------           --------------
     Cash Provided by Financing Activities                                             37,409                   83,393
                                                                               --------------           --------------
Net (Decrease) Increase in Cash and Cash Equivalents                                   (9,516)                  32,257
                                                                               --------------           --------------
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                        22,007                    2,301
                                                                               --------------           --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $     12,491             $     34,558
                                                                               ==============           ==============
Cash paid for interest and settlement of treasury lock, net of amounts
 capitalized                                                                     $      5,491             $      5,247
                                                                               ==============           ==============

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                           (unaudited, in thousands)



DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In conjunction with real estate acquisitions, Cabot Trust assumed $6,085 of indebtedness during the three months ended March 31, 2000 and assumed $14,521 of indebtedness and issued Units valued at $2,743 during the three months ended March 31, 1999 (Note 2).

At March 31, 2000, accrued capital expenditures (including amounts included in accounts payable) totaled $9,736, accrued offering costs totaled $815 and accrued financing costs totaled $24.

At March 31, 1999, accrued capital expenditures (including amounts included in accounts payable) totaled $9,037, accrued offering costs totaled $919, and accrued financing costs totaled $170.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000

1.  General

Organization

Cabot Industrial Properties, L.P.(Cabot L.P.), a Delaware limited partnership, was formed on October 10, 1997. The general partner of Cabot L.P. is Cabot Industrial Trust (Cabot Trust), a Maryland real estate investment trust which was also formed on October 10, 1997. As the general partner of Cabot L.P., Cabot Trust has the exclusive power under the agreement of limited partnership to manage and conduct the business of Cabot L.P. Cabot Trust is a fully-integrated, internally-managed real estate company formed to continue and expand the national real estate business of Cabot Partners Limited Partnership (Cabot Partners). Cabot Trust qualifies as a real estate investment trust (a REIT) for federal income tax purposes.

As of March 31, 2000, Cabot L.P. owned 337 industrial properties located in 22 markets throughout the United States and containing approximately 40 million rentable square feet. These properties were approximately 97% leased to 669 tenants at March 31, 2000.

2.   The Formation Transactions, The Offerings and Ownership

The Formation Transactions

On February 4, 1998, under a Contribution Agreement executed by Cabot Trust, Cabot L.P., Cabot Partners and various other contributors, 122 industrial real estate properties, certain real estate advisory contracts and other assets were
(i) contributed to Cabot L.P. in exchange for general partnership units in Cabot L.P. (Units) that may, subject to certain restrictions, be exchanged for Common Shares of Cabot Trust (Common Shares) or (ii) contributed to Cabot Trust in exchange for Common Shares. The properties contributed to Cabot Trust were concurrently contributed by it to Cabot L.P. in exchange for the number of Units equal to the number of Common Shares exchanged for the property.

Cabot L.P. contributed the real estate advisory contracts to Cabot Advisors, Inc. (Cabot Advisors) and received 100% of the non-voting preferred stock of Cabot Advisors, which entitles it to 95% of Cabot Advisors' net operating cash flow. All of the common stock of Cabot Advisors is owned by an officer of Cabot Trust.

During the quarter ended March 31, 1999, Cabot L.P. issued 143,087 Units in conjunction with acquisitions and Cabot Trust issued 21,931,507 Common Shares to limited partners of Cabot L.P. in exchange for Units of Cabot L.P. For the year ended December 31, 1999, Cabot L.P. issued a total of 177,448 Units in conjunction with acquisitions and Cabot Trust issued a total of 22,032,656 Common Shares to limited partners of Cabot L.P. in exchange for Units of Cabot L.P.

At March, 31, 2000, Cabot Trust owned 93.0% of Cabot L.P. The remaining 7.0% which is owned by investors holding Cabot L.P. Units is considered Minority Interest. Cabot Trust owned 92.9% of Cabot L.P. at March 31, 1999.

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

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                                MARCH 31, 2000

Cumulative Redeemable Perpetual Preferred Equity
During 1999 and 2000, Cabot L.P. completed private sales of the following Cumulative Redeemable Perpetual Preferred Units (the "Preferred Units"):

       Sale Date                     Series              Unit price                Liquidation Value               Net Proceeds
-----------------------      --------------------    -----------------       ---------------------------      --------------------
April 29, 1999                 8.625% Series B            $    50                   $     65,000,000              $     63,175,000
September 3, 1999              8.625% Series C                 25                         65,000,000                    63,175,000
September 27, 1999             8.375% Series D                 50                         10,000,000                     9,715,000
December 9, 1999               8.375% Series E                 50                         10,000,000                     9,715,000
December 22, 1999              8.500% Series F                 25                         45,000,000                    44,025,000
March 23, 2000                 8.875% Series G                 25                         15,000,000                    14,425,000
                                                                                 -------------------          --------------------
                                                                                    $    210,000,000              $    204,230,000
                                                                                 ===================          ====================

The Preferred Units, which may be called by Cabot L.P. at par on or after the fifth anniversary of issuance in each case, have no stated maturity or mandatory redemption provisions and are not convertible into any other securities of Cabot L.P.

Distributions
The following table summarizes distributions declared with respect to the periods indicated:

Partnership Units                                                                                      Distribution
1999:                      Declaration Date           Record Date              Payable Date              Per Unit
--------------------      -------------------      ------------------      --------------------     -----------------
    First Quarter         March 10, 1999           April 9, 1999           April 30, 1999                 $     0.340
    Second Quarter        June 9, 1999             July 9, 1999            July 29, 1999                  $     0.340
    Third Quarter         September 15, 1999       October 8, 1999         October 27, 1999               $     0.340
    Fourth Quarter        December 8, 1999         December 31, 1999       January 19, 2000               $     0.340

2000:
----
    First Quarter         March 8, 2000            April 10, 2000          April 28, 2000                 $     0.355
    Second Quarter        May 10, 2000             July 10, 2000           July 28, 2000                  $     0.355

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                                MARCH 31, 2000


Preferred Units

1999                         Declaration Date        Record Date           Payable Date       Distribution Per Unit
----                         -----------------  ---------------------  ---------------------  ---------------------

     First Quarter

         8.625% Series B             -                     -                      -                      -
         8.625% Series C             -                     -                      -                      -
         8.375% Series D             -                     -                      -                      -
         8.375% Series E             -                     -                      -                      -
         8.500% Series F             -                     -                      -                      -
         8.875% Series G             -                     -                      -                      -

     Second Quarter

         8.625% Series B    June 9, 1999           June 17, 1999          June 30, 1999                $0.7547
         8.625% Series C             -                     -                      -                       -
         8.375% Series D             -                     -                      -                       -
         8.375% Series E             -                     -                      -                       -
         8.500% Series F             -                     -                      -                       -
         8.875% Series G             -                     -                      -                       -

     Third Quarter

         8.625% Series B    September 15, 1999     September 17, 1999     September 30, 1999           $1.0781
         8.625% Series C    September 15, 1999     November 17, 1999      December 1, 1999             $0.5331
         8.375% Series D             -                     -                      -                       -
         8.375% Series E             -                     -                      -                       -
         8.500% Series F             -                     -                      -                       -
         8.875% Series G             -                     -                      -                       -

     Fourth Quarter

         8.625% Series B    December 8, 1999       December 17, 1999      December 31, 1999            $1.0781
         8.625% Series C    December 8, 1999       February 17, 2000      March 1, 2000                $0.5391
         8.375% Series D    December 8, 1999       December 17, 1999      December 27, 1999            $1.0469
         8.375% Series E    December 8, 1999       December 17, 1999      December 31, 1999            $0.2675
         8.500% Series F    December 8, 1999       March 17, 2000         March 27, 2000               $0.0236
         8.875% Series G             -                     -                      -                       -

2000:
----

     First Quarter

         8.625% Series B    March 8, 2000          March 30, 2000         March 31, 2000               $1.0781
         8.625% Series C    March 8, 2000          May 17, 2000           June 1, 2000                 $0.5391
         8.375% Series D    March 8, 2000          March 17, 2000         March 27, 2000               $1.0469
         8.375% Series E    March 8, 2000          March 17, 2000         March 31, 2000               $1.0469
         8.500% Series F    March 8, 2000          March 17, 2000         March 27, 2000               $0.5313
         8.875% Series G             -                     -                      -                       -

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                                MARCH 31, 2000


Preferred Units (continued)

2000                       Declaration Date        Record Date           Payable Date       Distribution Per Unit
----                       -----------------  ---------------------  ---------------------  ---------------------
     Second Quarter

         8.625% Series B    May 10, 2000           June 29, 2000          June 30, 1999                $1.0781
         8.625% Series C    May 10, 2000           August 21, 2000        September 1, 2000            $0.5391
         8.375% Series D    May 10, 2000           June 19, 2000          June 26, 2000                $1.0469
         8.375% Series E    May 10, 2000           June 19, 2000          June 30, 2000                $1.0469
         8.500% Series F    May 10, 2000           June 19, 2000          June 26, 2000                $0.5313
         8.875% Series G    May 10, 2000           June 19, 2000          June 26, 2000                $0.5670

3. Property Acquisitions

During the period from January 1, 2000 through March 31, 2000, Cabot L.P. acquired the following industrial properties:

                                                                                                 Acquisition
            Property Location                       Property Type            Square Feet             Cost
-----------------------------------------    --------------------------    --------------     ----------------
                                                                                                     (000'S)
East University Drive, Phoenix, AZ             Workspace                           33,841           $    9,009
East University Drive, Phoenix, AZ             Workspace                           25,321
East University Drive, Phoenix, AZ             Workspace                           23,362
East University Drive, Phoenix, AZ             Workspace                           15,633
East University Drive, Phoenix, AZ             Workspace                           11,441

Fulling Mill Road, Harrisburg, PA              Bulk Distribution                  186,000          $     7,302

Evergreen Boulevard, Duluth, GA                Bulk Distribution                  180,000           $   20,935
Northmont Parkway, Duluth, GA                  Multitenant Distribution           123,537
Northmont Parkway, Duluth, GA                  Multitenant Distribution            90,000
Northmont Parkway, Duluth, GA                  Workspace                           40,000

Buford Highway, Duluth, GA                     Multitenant Distribution           210,000          $    20,229
Summit Ridge Parkway, Duluth, GA               Multitenant Distribution           173,360
Summit Ridge Parkway, Duluth, GA               Multitenant Distribution           152,282
Summit Ridge Parkway, Duluth, GA               Multitenant Distribution           100,800

East Collins Boulevard, Richardson, TX         Workspace                           56,460          $     3,146

Aldergrove Avenue, Escondito, CA               Workspace                           42,333          $     2,847
                                                                           --------------        -------------

TOTALS                                                                          1,464,370           $   63,468
                                                                           ==============        =============

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                                MARCH 31, 2000


4.  Debt Activity

On May 4, 1999, Cabot L.P. issued $200 million of senior unsecured redeemable notes, due May 1, 2004. The notes have a 7.125% coupon interest rate and were priced at 99.724%, resulting in a discount of $552,000.

Cabot L.P. assumed certain loans in connection with the Formation Transactions, entered into loan agreements during 1999, and assumed certain loans in conjunction with several real estate acquisitions, all secured by certain existing real estate assets (collectively, the Mortgage Loans). In conjunction with acquisitions made during the three months ended March 31, 2000, Cabot L.P. assumed debt of $6.1 million, bearing a coupon interest rate of 8.38%, secured
by properties with a net book value of approximately $8.6 million.   At March
31, 2000, the Mortgage Loans totaling $169.0 million bear coupon rates ranging from 7.25% - 9.67% and are secured by properties with a net book value of $277.8 million. Certain of the debt assumed in conjunction with the acquisition of properties bears a coupon interest rate that differed from the fair market value interest rate at the date of acquisition. In accordance with generally accepted accounting principles, such debt was recorded at fair market value and interest expense recorded in the accompanying consolidated statements of operations was adjusted based on the fair market interest rate at the date of acquisition.

Cabot L.P. has entered into an interest rate cap arrangement relating to its $325.0 million Acquisition Facility for a notional amount of $100.0 million for the period from April 11, 2000 through October 11, 2000. This arrangement is intended to result in limiting the variable nature of the LIBOR component of Cabot L.P.'s interest rate on an equivalent amount of borrowing to 7.0% per annum. Under the agreement, Cabot L.P.'s counter party is required to pay an amount equal to interest on that notional principal amount of borrowings to the extent that the relevant LIBOR exceeds 7.0%.

As of March 31, 2000, Cabot L.P. was a party to an interest rate cap agreement that was intended to limit its exposure to changes in LIBOR through April 1, 2000 on $100.0 million of borrowings on its Acquisition Facility.

Interest expense related to these interest rate cap and similar agreements was approximately $38,000 for the quarter ended March 31, 1999. No additional interest expense was incurred related to interest rate cap and similar agreements during the quarter ended March 31, 2000.

As of December 31, 1998, Cabot L.P. entered into an interest rate hedge transaction (referred to as a Treasury Lock) involving the future sale of $100.0 million of Treasury securities based on a rate of approximately 5.54% for such securities in anticipation of a future debt issuance of at least $100.0 million with a maturity of 10 years. At the March 31, 1999 contractual settlement date for this transaction, Cabot L.P. paid $2.5 million to its counter party in the transaction, reflecting the decrease in Treasury security yields since the July 1998 commencement of the transaction. Because an offering of the size and maturity contemplated when the interest rate hedge transaction was executed was not completed by the time of, or shortly after, the March 31, 1999 settlement date of the transaction, Cabot L.P. recorded a loss of $2.5 million in the quarter ended March 31, 1999.

5. Earnings per Unit

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per Partnership Unit have been computed by dividing net income allocable to Partnership Unitholders by the weighted average number of Partnership Units outstanding during the period. Diluted earnings per unit have been computed considering the dilutive effect of the exercise of Unit options granted by Cabot L.P. Basic and diluted earnings per Partnership Unit were calculated as follows:

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                                MARCH 31, 2000

                                                           Three Months Ended          Three Months Ended
                                                             March 31, 2000              March 31, 1999
                                                      ---------------------------    ---------------------
Basic:
Net Income Allocable to Partnership Unitholders               $  13,693,000               $  12,013,000
                                                           ----------------            ----------------
Weighted Average Partnership Units                               43,668,000                  43,522,000
                                                           ----------------            ----------------
Basic Earnings per Partnership Unit                           $        0.31               $        0.28
                                                           ================            ================

Diluted:
Net Income Allocable to Partnership Unitholders               $  13,693,000               $  12,013,000
                                                           ----------------            ----------------
Weighted Average Partnership Units                               43,668,000                  43,522,000
Effect of Unit Options                                               31,000                       1,000
                                                           ----------------            ----------------
Weighted Average Partnership Units, as adjusted                  43,699,000                  43,523,000
                                                           ================            ================
Diluted Earnings per Partnership Unit                         $        0.31               $        0.28
                                                           ================            ================

Approximately 4 million and 3 million options granted are excluded from the above calculations for 2000 and 1999, respectively, since the impact of consideration of these options at March 31, 2000 and March 31, 1999 was anti-dilutive.

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

Introduction

Cabot L.P. is an internally managed, fully integrated real estate company, focused on serving a variety of industrial space users in the country's principal commercial markets. Cabot L.P. owns and operates a diversified portfolio of bulk distribution, multitenant distribution and "workspace" (light industrial, R&D and similar facilities) properties throughout the United States. At March 31, 2000, Cabot L.P. owned 337 industrial properties, 16 of which properties were acquired during the period from January 1, 2000 through March 31, 2000.

Results of Operations

Quarter Ended March 31, 2000 compared with Quarter Ended March 31, 1999
Net income allocable to Partnership Unitholders for the quarter ended March 31, 2000 totaled $13.7 million or $0.31 per unit, compared with $12.0 million or $.28 per unit for the quarter ended March 31, 1999. The increase is primarily due to Cabot L.P. recording a loss related to the settlement of the treasury lock of approximately $2.5 million during the quarter ended March 31, 1999.

Rental revenues were $49.8 million, including tenant reimbursements of $7.1 million, for the quarter ended March 31, 2000, compared with $34.1 million, including tenant reimbursements of $4.9 million, for the quarter ended March 31, 1999. Total rental revenue of $34.0 million and $33.0 million was generated in 2000 and 1999, respectively, by the properties owned as of December 31, 1998, and still owned at March 31, 2000, (the Baseline Properties) and total rental revenue of $15.8 million and $691,000 in 2000 and 1999, respectively, was generated by the properties acquired or developed subsequent to December 31, 1998. The growth in rental revenue for Baseline Properties is primarily attributable to rental increases for new leases, extensions and renewals. The remainder of total rental revenue relates to properties sold in 1999.

The operating margin (the ratio of total revenues minus property operating and property tax expenses to total revenues) decreased to approximately 79% for the quarter ended March 31, 2000 compared with 81% for the quarter ended March 31, 1999. The decrease is primarily due to a change in the composition of leases, primarily as a result of acquisition of multitenant and workspace properties, to more leases where Cabot L.P. pays property and operating expenses and is reimbursed by tenants compared to where the tenant pays these expenses directly.

Depreciation and amortization related to real estate assets totaled $9.8 million and $6.8 million for the quarters ended March 31, 2000 and 1999, respectively. The increase reflects the acquisition of approximately $448.3 million of real estate assets in 1999 and $63.5 million for the three months ended March 31, 2000 and additional deferred lease acquisition costs for Baseline Properties.

General and administrative expense increased by $296,000, to $2.5 million for the quarter ended March 31, 2000. The increase is primarily due to an increase in personnel to manage the acquisition, development, asset management, and financing activity from the increase in the number of Cabot L.P.'s properties from 242 to 337 at the end of each period. As a percentage of rental revenues, general and administrative expenses decreased to 5.0% at March 31, 2000 from 6.4% at March 31, 1999.

Interest expense of $9.5 million for the quarter ended March 31, 2000 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, borrowings under Cabot L.P.'s Acquisition Facility, and an additional $19.2 million of secured debt incurred, net of $942,000 of interest capitalized to development projects. Interest expense of $4.3 million for the quarter ended March 31, 1999 net of interest capitalized to development projects was incurred on average indebtedness of $204.5 for the quarter ended March 31, 1999.

During 1998 Cabot L.P. entered into an interest rate hedge transaction (referred to as the "Treasury Lock") involving the future sale of $100.0 million of Treasury securities based on an interest rate of approximately 5.54% for such securities in anticipation of a future debt issuance of at least $100.0 million with a maturity of 10 years. At the March 31, 1999 contractual settlement date for this transaction, Cabot L.P. paid $2.5 million to its counter party in the transaction, reflecting the decrease in Treasury security yields since the July 1998 commencement of the transaction. Because an offering of the size and maturity contemplated when the interest rate hedge transaction was executed was not completed by the time of, or shortly after, the March 31, 1999 settlement date of the transaction, Cabot L.P. recorded a loss related to the settlement of the treasury lock of approximately $2.5 million during the quarter ended
March 31, 1999.

Interest and other income, which consists primarily of interest earned on Cabot L.P.'s invested cash balances and earnings of Cabot Advisors, increased to $294,000 from $202,000 for the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999. The increase is primarily due to an increase in Cabot L.P.'s share of earnings of Cabot Advisors for the quarter ended March 31, 2000 compared to 1999.

Capital Resources and Liquidity
Cabot L.P. intends to rely on cash provided by operations, unsecured and secured borrowings from institutional sources and public debt as its primary sources of funding for acquisition, development, expansion and renovation of properties. Cabot L.P. may also consider equity financing when such financing is available on attractive terms.

As discussed in Note 2 to the financial statements, as of March 31, 2000 Cabot L.P. issued an aggregate of $210.0 million of Cumulative Redeemable Perpetual Preferred Units in six separate transactions in 1999 and 2000. The net proceeds from these transactions were $204.2 million which was used to pay down outstanding balances under the Acquisition Facility. These Cumulative Redeemable Perpetual Preferred Units are callable by Cabot L.P. at par on or after the fifth anniversary of issuance.

In March 1998 Cabot L.P. established a $325.0 million unsecured revolving line of credit facility (the Acquisition Facility) with Morgan Guaranty Trust Company of New York as lead agent for a syndicate of banks. The Acquisition Facility is used to fund property acquisitions, development activities, building expansions, tenant leasing costs and other general corporate purposes. The Acquisition Facility contains certain limits and requirements for debt to asset ratios, debt service coverage minimums, and other limitations. Cabot L.P. believes cash flow from operations not distributed to Unitholders will be sufficient to cover tenant allowances and costs associated with renewal or replacement of current tenants as their leases expire and recurring non-incremental revenue generating capital expenditures.

As of March 31, 2000, Cabot L.P. had $169.0 million of fixed rate debt secured by properties, $207.0 million of unsecured borrowings under its Acquisition Facility, $200.0 million of unsecured debt, and a 36% debt-to-total market capitalization ratio. The debt-to-total market capitalization ratio is calculated based on Cabot L.P.'s total consolidated debt as a percentage of the market value of its outstanding Partnership Units and the liquidation value of Perpetual Preferred Units plus total debt.

On April 18, 2000, Cabot L.P. entered into a joint venture agreement with Chase Capital Partners. The Joint Venture is targeted towards investment in industrial workspace properties. The investors have committed approximately $44 million in equity to the venture of which 20% will be funded by Cabot L.P. As of April 30, 2000, the venture has purchased one property for approximately $12.5 million.

In the normal course of operations, as of April 30, 2000 Cabot L.P. has also purchased approximately $15 million of real estate assets subsequent to March 31, 2000, and has commitments to purchase approximately $49 million of additional real estate assets. Because a number of conditions must be met prior to the closing, it is uncertain as to whether all these assets will actually be purchased.

Cabot L.P. has entered into an interest rate cap arrangement relating to its $325.0 million Acquisition Facility for a notional amount of $100.0 million for the period from April 11, 2000 through October 11, 2000. This arrangement is intended to result in limiting the variable nature of the LIBOR component of Cabot L.P.'s interest rate on an equivalent amount of borrowings to 7.0% per annum. Under the agreement, Cabot L.P.'s counter party is required to pay an amount equal to interest on that notional principal amount of borrowings to the extent that the relevant LIBOR exceeds 7.0%.

As of March 31, 2000, Cabot L.P. was a party to an interest rate cap agreement that was intended to limit its exposure to changes in LIBOR through April 1, 2000 on $100.0 million of borrowings on its Acquisition Facility.

As of December 31, 1998, Cabot L.P. also had a Treasury Lock agreement in place for the purpose of setting the Treasury securities component of the interest rate on an intended future issuance of fixed rate debt. This agreement provided for the sale of $100.0 million of 10-year Treasury securities at a yield of 5.54% on March 31, 1999. Cabot L.P. paid its counter party $2.5 million upon the maturity of this agreement, reflecting the decrease in Treasury yields and consequent increase in cost of the notional amount of Treasury securities to be sold since the July 1998 commencement date of the transaction.

Cash and cash equivalents totaled $12.5 million at March 31, 2000. Cash provided by operating activities for the three months ended March 31, 2000, was $27.2 million.

YEAR 2000

During 1999, Cabot L.P. completed its program of determining whether its business operations would be affected by date sensitive calculation errors that might result from computers whose programs do not properly recognize the year 2000 (commonly by referred to as the "Year 2000 Issue"). Cabot L.P. has not to date experienced any effects on its results of operations or financial position from the Year 2000 Issue, nor have any of Cabot L.P.'s vendors communicated to Cabot L.P. that they have experienced any such effects.

ITEM 3.  QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Cabot L.P.'s exposure to market risk has not changed materially from its exposure at December 31, 1999.

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

Item 3.    Defaults Upon Senior Securities
                Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders.
                Not Applicable

Item 5.    Other Information
                Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                   27 Financial Data Schedule

           (b)  Reports on Form 8-K.
                   None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 15th day of May 2000.


            CABOT INDUSTRIAL TRUST PROPERTIES, L.P.
            ---------------------------------------
            Registrant

                        By CABOT INDUSTRIAL TRUST
                           Its general partner


    5/15/00             /s/ Neil E. Waisnor
--------------          -------------------------
    Date                    Neil E. Waisnor
                            Senior Vice President-Finance, Treasurer, Secretary


    5/15/00             /s/ Robert E. Patterson
--------------          -------------------------
    Date                    Robert E. Patterson
                            President