Form 10-Q
period 2000-06-30
CABOT INDUSTRIAL PROPERTIES LP
filed 2000-08-14
CIK 1078003

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the Quarter Ended: June 30, 2000      Commission File Number: 1-14979
                       -------------                              -------

                       CABOT INDUSTRIAL PROPERTIES, L.P.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                   04-3397874
        --------                                   ----------
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

                       YES X      NO
                          ---       ---

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: As of August 11, 2000, 43,668,333 Limited Partnership Units; 1,300,000 Series B Cumulative Redeemable Perpetual Preferred Units, $50 Liquidation value; 2,600,000 Series C Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation value; 200,000 Series D Cumulative Redeemable Perpetual Preferred Units, $50 Liquidation value; 200,000 Series E Cumulative Redeemable Perpetual Preferred Units, $50 Liquidation value; 1,800,000 Series F Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation value; 600,000 Series G Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation value; and 1,400,000 Series H Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation value.

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the 1999 Form 10-K of the registrant ("Cabot L.P."). These consolidated condensed statements have been prepared in accordance with the instructions of the Securities and Exchange Commission for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of Cabot L.P.'s management, all material adjustments (consisting solely of items of a normal, recurring nature) considered necessary for a fair presentation of results of operations for the interim period have been included.
The results of consolidated operations for the period from    January 1, 2000
through June 30, 2000 are not necessarily indicative of the results that may be expected for the period from January 1, 2000 through December 31, 2000.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                     CONSOLIDATED CONDENSED BALANCE SHEET
                   As of June 30, 2000 and December 31, 1999
                                (in thousands)

                                               June 30, 2000  December 31, 1999
                                               -------------  -----------------
                                                (unaudited)

ASSETS:

INVESTMENT IN REAL ESTATE:
Rental Properties                                $1,661,447      $1,507,834
Less:  Accumulated Depreciation                     (59,305)        (42,543)
                                                 ----------      ----------
     Net Rental Properties                        1,602,142       1,465,291
Properties under Development                         62,174          63,938
                                                 ----------      ----------
                                                 $1,664,316      $1,529,229
                                                 ----------      ----------

OTHER ASSETS:
Cash and Cash Equivalents                        $    3,018      $   22,007
Rents and Other Receivables, net of allowance
  for uncollectible accounts of $763 and $574
  at June 30, 2000 and December 31, 1999,
  respectively                                        3,398           3,828
Deferred Rent Receivable                              8,717           6,079
Deferred Lease Acquisition Costs, net                30,019          23,913
Deferred Financing Costs, net                         3,460           3,369
Investment In and Notes Receivable from
  Joint Venture                                       7,541              --
Investment in and Advances to Cabot Advisors            308           1,105
Other Assets                                          7,149           3,954
                                                 ----------      ----------

TOTAL ASSETS                                     $1,727,926      $1,593,484
                                                 ==========      ==========

LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES:
Mortgage Debt                                    $  234,878      $  163,866
Unsecured Debt                                      200,000         200,000
Line of Credit Borrowings                           183,000         163,000
Accounts Payable                                        978             889
Accrued Real Estate Taxes                            11,483          10,254
Distributions Payable                                16,155          15,437
Tenant Security Deposits and Prepaid Rents            8,739          11,205
Other Liabilities                                    19,002          20,117
                                                 ----------      ----------
                                                 $  674,235      $  584,768
                                                 ----------      ----------

PARTNERS' EQUITY:
Limited Partners' Equity                         $   56,931      $   57,169
General Partner's Equity                            758,555         761,742
Preferred Unitholders' Equity                       238,205         189,805
                                                 ----------      ----------

TOTAL PARTNERS' EQUITY                           $1,053,691      $1,008,716
                                                 ----------      ----------

TOTAL LIABILITIES AND PARTNERS' EQUITY           $1,727,926      $1,593,484
                                                 ==========      ==========

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
          For the Three Months ended June 30, 2000 and June 30, 1999
               (unaudited, in thousands, except per unit data)


                                       Three Months Ended   Three Months Ended
                                          June 30, 2000        June 30, 1999
                                       ------------------   ------------------
REVENUES:
Rental Income                              $   44,994           $  32,004
Tenant Reimbursements                           7,184               5,178
                                           ----------           ---------
   Total Revenues                          $   52,178           $  37,182
                                           ----------           ---------

EXPENSES:
Property Operating                         $    4,705           $   2,749
Property Taxes                                  6,022               4,125
Depreciation and Amortization                  10,468               7,353
Interest                                       10,560               5,822
General and Administrative                      2,216               2,136
                                           ----------           ---------
   Total Expenses                          $   33,971           $  22,185
                                           ----------           ---------

Interest and Other Income                  $      471           $     304
Earnings and Fees from Joint Venture              198                  --
Gain on Sale of Real Estate                        --               3,404
                                           ----------           ---------
                                           $      669           $   3,708
                                           ----------           ---------

Net Income                                 $   18,876           $  18,705

Preferred Unitholders' Distributions           (4,905)               (981)
                                           ----------           ---------

Net Income Allocable to Partnership Units  $   13,971           $  17,724
                                           ==========           =========

Earnings per Partnership Unit:
    Basic                                  $     0.32           $    0.41
                                           ==========           =========
    Diluted                                $     0.32           $    0.41
                                           ==========           =========

Weighted Average Partnership Units:
    Basic                                      43,668              43,634
                                           ==========           =========
    Diluted                                    43,714              43,716
                                           ==========           =========

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
           For the Six Months ended June 30, 2000 and June 30, 1999
               (unaudited, in thousands, except per unit data)


                                        Six Months Ended     Six Months Ended
                                          June 30, 2000        June 30, 1999
                                       ------------------   ------------------

REVENUES:
Rental Income                              $   87,743             $  61,225
Tenant Reimbursements                          14,243                10,095
                                           ----------             ---------
   Total Revenues                          $  101,986             $  71,320
                                           ----------             ---------

EXPENSES:
Property Operating                         $    9,251             $   5,429
Property Taxes                                 11,920                 7,970
Depreciation and Amortization                  20,291                14,163
Interest                                       20,010                10,137
General and Administrative                      4,697                 4,321
Settlement of Treasury Lock                        --                 2,492
                                           ----------             ---------
   Total Expenses                          $   66,169             $  44,512
                                           ----------             ---------

Interest and Other Income                  $      765             $     506
Earnings and Fees from Joint Venture              198                    --
Gain on Sale of Real Estate                        --                 3,404
                                           ----------             ---------
                                           $      963             $   3,910
                                           ----------             ---------

Net Income                                 $   36,780             $  30,718

Preferred Unitholders' Distributions           (9,116)                 (981)
                                           ----------             ---------

Net Income Allocable to Partnership Units  $   27,664             $  29,737
                                           ==========             =========

Earnings per Partnership Unit:
    Basic                                  $     0.63             $    0.68
                                           ==========             =========
    Diluted                                $     0.63             $    0.68
                                           ==========             =========

Weighted Average Partnership Units:
    Basic                                      43,668                43,579
                                           ==========             =========
    Diluted                                    43,713                43,594
                                           ==========             =========

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
           For the Six Months ended June 30, 2000 and June 30, 1999
                           (unaudited, in thousands)

                                                                                          Six Months Ended         Six Months Ended
                                                                                            June 30, 2000            June 30, 1999
                                                                                          ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                                $     36,780             $    30,718
      Adjustments to reconcile net income to cash provided by operating activities:
          Depreciation and Amortization                                                            20,291                  14,163
          Gain on Sale of Real Estate                                                                  --                  (3,404)
          Straight Line Rent Adjustment                                                            (2,638)                 (1,376)
          Amortization of Deferred Financing Costs                                                    614                     408
          Decrease/(Increase) in Rents and Other Receivables                                          430                    (972)
          Increase in Accounts Payable                                                                145                     475
          Increase in Other Assets                                                                 (3,534)                   (268)
          Increase in Accrued Real Estate Taxes                                                     1,229                     846
          Increase/(Decrease) in Other Liabilities                                                   (868)                  4,175
                                                                                              -----------             -----------
   Cash Provided by Operating Activities                                                           52,449                  44,765
                                                                                              -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and Lease Acquisition Costs                                                          (150,958)               (179,214)
   Improvements to Property                                                                            --                    (842)
   Increase in Other Assets                                                                        (1,299)                   (946)
   Investment in Joint Venture                                                                       (946)                     --
   Notes Receivable from Joint Venture                                                             (6,016)                     --
   Repayments/(Advances to) from Cabot Advisors, net                                                  326                    (330)
   Net Proceeds from Sale of Real Estate                                                               --                  10,377
                                                                                               -----------            -----------
   Cash Used in Investing Activities                                                              (158,893)              (170,955)
                                                                                               -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Issuance of Unsecured Debt                                                             --                199,448
   Proceeds from Issuance of Secured Debt                                                           61,900                 93,215
   Line of Credit Advances/(Repayments), net                                                        20,000               (196,000)
   Distributions Paid to Preferred Unitholders                                                      (9,053)                  (981)
   Distributions Paid to Partnership Unitholders                                                   (30,349)               (28,969)
   Debt Principal Repayments                                                                        (2,044)                (1,453)
   Net Proceeds from Issuance of Units/Payment of Expenses of Issuance                                 (85)                    --
   Increase in Deferred Financing Costs                                                               (681)                (2,375)
   Proceeds from Issuance of Units, net                                                                 --                 (1,138)
   Proceeds from Issuance of Preferred Units, net                                                   47,767                 63,309
   Increase in Other Assets                                                                             --                   (340)
                                                                                               -----------            -----------

   Cash Provided by Financing Activities                                                            87,455                124,716
                                                                                               -----------            -----------

Net Decrease in Cash and Cash Equivalents                                                          (18,989)                (1,474)
                                                                                               -----------            -----------

CASH AND CASH EQUIVALENTS--
BEGINNING OF PERIOD                                                                                 22,007                  2,301
                                                                                               -----------            -----------

CASH AND CASH EQUIVALENTS--
END OF PERIOD                                                                                  $     3,018            $       827
                                                                                               ===========            ===========

Cash paid for interest and settlement of treasury lock, net of amounts capitalized             $    20,290            $    10,483
                                                                                               ===========            ===========

                       CABOT INDUSTRIAL PROPERTIES, L.P.

           For the Six Months ended June 30, 2000 and June 30, 1999
                           (unaudited, in thousands)

DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In conjunction with real estate acquisitions, Cabot L.P. assumed $11,156 of indebtedness during the six months ended June 30, 2000 and assumed $19,135 of indebtedness and issued Units valued at $2,743 during the six months ended June 30, 1999 (Note 2).

At June 30, 2000, accrued capital expenditures (including amounts included in accounts payable) totaled $8,304, accrued offering costs totaled $945 and accrued financing costs totaled $24.

At June 30, 1999, accrued capital expenditures (including amounts included in accounts payable) totaled $10,949, accrued offering costs totaled $415 and accrued financing costs totaled $269.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000



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

As of June 30, 2000, Cabot L.P. owned 350 industrial properties located in 22 markets throughout the United States, containing approximately 42 million rentable square feet. These properties were approximately 97.1% leased to 708 tenants at June 30, 2000. Cabot L.P. also owns a 20% equity interest in and provides acquisition, asset and property management services to a joint venture (the Joint Venture), which invests in industrial properties.

2.   The Formation Transactions, The Offerings and Ownership

The Formation Transactions

On February 4, 1998, under a Contribution Agreement executed by Cabot Trust, Cabot L.P., Cabot Partners and various other contributors, 122 industrial real estate properties, certain real estate advisory contracts and other assets were
(i) contributed to Cabot L.P. in exchange for general partnership units in Cabot L.P. (Units) that may, subject to certain restrictions, be exchanged for Common Shares of Cabot Trust (Common Shares) or (ii) contributed to Cabot Trust in exchange for Common Shares. The properties contributed to Cabot Trust were concurrently contributed by it to Cabot L.P. in exchange for the number of Units in Cabot L.P. equal to the number of Common Shares exchanged for the property.

Cabot L.P. contributed the real estate advisory contracts to Cabot Advisors, Inc. (Cabot Advisors) and received 100% of the non-voting preferred stock of Cabot Advisors, which entitles it to 95% of Cabot Advisors' net operating cash flow. All of the common stock of Cabot Advisors is owned by an officer of Cabot Trust.

During the six months ended June 30, 1999, Cabot L.P. issued 143,087 Units in conjunction with acquisitions and Cabot Trust issued 22,032,656 Common Shares to limited partners of Cabot L.P. in exchange for Units of Cabot L.P. For the year ended December 31, 1999, Cabot L.P. issued a total of 177,448 Units in conjunction with acquisitions and Cabot Trust issued a total of 22,032,656 Common Shares to limited partners of Cabot L.P. in exchange for Units of Cabot L.P.

At June 30, 2000, Cabot Trust owned 93.0% of the common equity of Cabot L.P. Cabot Trust owned 93.1% of Cabot L.P. at June 30, 1999.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                                 June 30, 2000



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

Cumulative Redeemable Perpetual Preferred Equity

During 1999 and 2000, Cabot L.P. completed private sales of the following Cumulative Redeemable Perpetual Preferred Units (the "Preferred Units"):

      Sale Date                     Series                  Unit price                Liquidation Value              Net Proceeds
-----------------------      ---------------------       -----------------       ---------------------------      -----------------

April 29, 1999                 8.625% Series B                $    50                   $     65,000,000           $    63,175,000
September 3, 1999              8.625% Series C                     25                         65,000,000                63,175,000
September 27, 1999             8.375% Series D                     50                         10,000,000                 9,715,000
December 9, 1999               8.375% Series E                     50                         10,000,000                 9,715,000
December 22, 1999              8.500% Series F                     25                         45,000,000                44,025,000
March 23, 2000                 8.875% Series G                     25                         15,000,000                14,425,000
May 25, 2000                   8.950% Series H                     25                         35,000,000                33,975,000
                                                                                        ----------------           ---------------
                                                                                        $    245,000,000           $   238,205,000
                                                                                        ================           ===============

The Preferred Units, which may be called by Cabot L.P. at par on or after the fifth anniversary of issuance in each case, have no stated maturity or mandatory redemption provisions and are not convertible into any other securities of Cabot L.P.

3. Property Acquisitions

During the period from April 1, 2000 through June 30, 2000, Cabot L.P. acquired the following industrial properties:

                                                                                                 Acquisition
            Property Location                       Property Type            Square Feet             Cost
-----------------------------------------    --------------------------    --------------     ----------------
                                                                                                     (000'S)
Northmont Parkway, Duluth, GA                  Multitenant Distribution           145,940          $    12,391
Evergreen Boulevard, Duluth, GA                Multitenant Distribution           140,250

Brookford Street, Charlotte, NC                Multitenant Distribution           122,000          $     3,336

Capitol Avenue, Plano, TX                      Workspace                           50,270          $     4,993
Capitol Avenue, Plano, TX                      Workspace                           50,270

Cherry Street, Newark, CA                      Multitenant Distribution           226,322          $    28,649
Cherry Street, Newark, CA                      Multitenant Distribution           274,349
Cherry Street, Newark, CA                      Multitenant Distribution           108,170

Nations Ford Road, Charlotte, NC               Bulk Distribution                  259,200          $     9,022

Northmont Parkway, Duluth, GA                  Multitenant Distribution           132,912          $     7,124
                                                                           --------------          -----------

TOTALS                                                                          1,509,683          $    65,515
                                                                           ==============          ===========

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                                 June 30, 2000



4.    Debt Activity

On May 4, 1999, Cabot L.P. issued $200.0 million of senior unsecured redeemable notes, due May 1, 2004. The notes have a 7.125% coupon interest rate and were priced at 99.724%, resulting in a discount of $552,000.

Cabot L.P. assumed certain loans in connection with the Formation Transactions, entered into loan agreements during 1999 and 2000, and assumed certain loans in conjunction with several real estate acquisitions, all secured by certain existing real estate assets (collectively, the Mortgage Loans). At June 30, 2000, the Mortgage Loans totaling $234.9 million, bear coupon rates ranging from 7.25% - 9.67% and are secured by properties with a net book value of $378.7 million. Certain of the debt assumed in conjunction with the acquisition of properties bears a coupon interest rate that differed from the fair market value interest rate at the date of acquisition. In accordance with generally accepted accounting principles, such debt was recorded at fair market value and interest expense recorded in the accompanying consolidated statements of operations was adjusted based on the fair market interest rate at the date of acquisition.

In conjunction with acquisitions made during the six months ended June 30, 2000, Cabot L.P. assumed debt of $11.2 million, with coupon interest rates ranging from 7.85% to 8.38%, secured by properties with a net book value of
approximately $16.4 million.   In addition, Cabot L.P. borrowed $61.9 million on
June 30, 2000, which is secured by specific properties. At quarter end, these properties had a net book value of approximately $91.5 million. This borrowing has a fixed interest rate of 8.4% per annum and a 10-year term with monthly installment payments beginning August 1, 2000. Under this agreement, the first 24 installment payments will be interest only payments with no principal reduction. Beginning August 1, 2002, the monthly installments will consist of both principal reduction and interest payments.

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

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                                 June 30, 2000


Interest expense of $16,000 was incurred related to interest rate cap and similar agreements during the six months ended June 30, 2000, and approximately $38,000 was incurred for the six months ended June 30, 1999.

During 1998, Cabot L.P. also had entered into an interest rate hedge transaction (referred to as a Treasury Lock) involving the future sale of $100.0 million of Treasury securities based on a rate of approximately 5.54% for such securities in anticipation of a future debt issuance of at least $100.0 million with a maturity of 10 years. At the March 31, 1999 contractual settlement date for this transaction, Cabot L.P. paid $2.5 million to its counter party in the transaction, reflecting the decrease in Treasury security yields since the July 1998 commencement of the transaction. Because an offering of the size and maturity contemplated when the interest rate hedge transaction was executed was not completed by the time of, or shortly after, the March 31, 1999 settlement date of the transaction, Cabot L.P. recorded a loss of $2.5 million in the quarter ended March 31, 1999.

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

                                                            Six Months Ended            Six Months Ended
                                                              June 30, 2000               June 30, 1999
                                                      ---------------------------    ---------------------
Basic:
Net Income Allocable to Partnership Unitholders               $  27,664,000                  $  29,737,000
                                                              -------------                  -------------
Weighted Average Partnership Units                               43,668,000                     43,579,000
                                                              -------------                  -------------
Basic Earnings per Partnership Unit                           $        0.63                  $        0.68
                                                              =============                  =============

Diluted:
Net Income Allocable to Partnership Unitholders               $  27,664,000                  $  29,737,000
                                                              -------------                  -------------
Weighted Average Partnership Units                               43,668,000                     43,579,000
Effect of Unit Options                                               45,000                         15,000
                                                              -------------                  -------------
Weighted Average Partnership Units, as adjusted                  43,713,000                     43,594,000
                                                              -------------                  -------------
Diluted Earnings per Partnership Unit                         $        0.63                  $        0.68
                                                              =============                  =============

Approximately 4 million and 3 million options granted are excluded from the above calculations for 2000 and 1999, respectively, since the impact of consideration of these options at June 30, 2000 and June 30, 1999 was anti-dilutive.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                                 June 30, 2000


6. Investments in Joint Ventures

During the six months ended June 30, 2000, Cabot L.P. earned, in the aggregate, approximately $178,000 in net acquisition and asset management fees from the Joint Venture. In addition, Cabot L.P. earned income of approximately $20,000 from the Joint Venture, which is accounted for under the equity method of accounting. These amounts are included as components of Earnings and Fees from Joint Venture in the accompanying Consolidated Condensed Statement of Operations. As of June 30, 2000, the Joint Venture owned three industrial properties comprising approximately 290,000 square feet. Cabot L.P. provided bridge financing in the form of a note receivable to the Joint Venture in the amount of $6,016,300. This note bears interest at 9.61% per annum and is expected to be repaid by year end from the proceeds of the Joint Venture's permanent financing.

In the normal course of operations, as of August 11, 2000, the Joint Venture has also purchased approximately $9.6 million of real estate assets containing approximately 136,000 square feet subsequent to June 30, 2000.

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

Introduction

Cabot L.P. is an internally managed, fully integrated real estate company, focused on serving a variety of industrial space users in the country's principal commercial markets. Cabot L.P. owns and operates a diversified portfolio of bulk distribution, multitenant distribution and "workspace" (light industrial, R&D and similar facilities) properties throughout the United States. At June 30, 2000, Cabot L.P. owned 350 industrial properties, 10 of which properties were acquired during the period from April 1, 2000 through June 30, 2000. Cabot L.P. also owns a 20% equity interest in and provides acquisition, asset and property management services to a joint venture (the Joint Venture) which invests in industrial properties.

Results of Operations

Quarter Ended June 30, 2000 compared with Quarter Ended June 30, 1999

Net income allocable to Partnership Units for the quarter ended June 30, 2000 totaled $14.0 million or $.32 per unit, compared with $17.7 million or $.41 per unit for the quarter ended June 30, 1999. The 1999 results include a gain on sale of $3.4 million, but there were no gains or losses recognized on sales in 2000. After consideration of the 1999 sale, the decrease in net income allocable to Partnership Units in 2000 is primarily attributable to the increase in depreciation and amortization, offset by the increased income related to acquisitions and additional income generated by the partnership's properties.

Rental revenues were $52.2 million, including tenant reimbursements of $7.2 million, for the quarter ended June 30, 2000, compared with $37.2 million, including tenant reimbursements of $5.2 million, for the quarter ended June 30, 1999. Total rental revenue of $36.5 million and $35.2 million was generated in 2000 and 1999, respectively, by the properties owned as of March 31, 1999, and still owned at June 30, 2000, (the Quarterly Baseline Properties) and total rental revenue of $15.7 million and $1.6 in 2000 and 1999, respectively, was generated by the properties acquired or developed subsequent to March 31, 1999. The growth in rental revenue for Quarterly Baseline Properties is primarily attributable to rental increases for new leases, extensions and renewals. The remainder of total rental revenue relates to properties sold in 1999.

The operating margin (the ratio of total revenues minus property operating and property tax expenses to total revenues) decreased to approximately 79% for the quarter ended June 30, 2000 compared with 82% for the quarter ended June 30, 1999. The decrease is primarily due to a change in the composition of leases, primarily as a result of acquisitions of multitenant and workspace properties, to more leases where Cabot L.P. pays property and operating expenses and is reimbursed by tenants compared to where the tenant pays these expenses directly.

Depreciation and amortization related to real estate assets totaled $10.4 million and $7.3 million for the quarters ended June 30, 2000 and 1999, respectively. The increase reflects the acquisition of approximately $448.3 million of real estate assets in 1999 and $129.1 million for the six months ended June 30, 2000 and additional deferred lease acquisition costs for Quarterly Baseline Properties.

Interest expense of $10.6 million for the quarter ended June 30, 2000 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, borrowings under Cabot L.P.'s Acquisition Facility and an average of $172.2 million of secured debt, net of $900,000 of interest capitalized to development projects. Interest expense of $5.8 million for the quarter ended June 30, 1999 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, borrowings under Cabot L.P.'s Acquisition Facility and an average of $153.7 million of secured debt, net of $746,000 of interest capitalized to development projects.

General and administrative expense increased by $80,000, to $2.2 million for the quarter ended June 30, 2000. The increase is primarily due to an increase in personnel to manage the acquisition, development, asset management and financing activity from the increase in the number of Cabot L.P.'s properties from 267 to 350 at the end of each period. As a percentage of rental revenues, general and administrative expense decreased to 4.2% at June 30, 2000 from 5.7% at June 30, 1999.

Interest and other income, which consists primarily of interest earned on Cabot L.P.'s invested cash balances and advances to the Joint Venture, as well as earnings of Cabot Advisors, increased to $471,000 from $304,000 for the quarter ended June 30, 2000, compared to the quarter ended June 30, 1999. The increase is primarily due to interest income from advances to the Joint Venture in 2000.

The increase in Preferred Unitholders' Distributions is due to the increase in Cummulative Redeemable Perpetual Preferred Equity as discussed within Note 2 to the financial statements.

Six Months Ended June 30, 2000 compared with Six Months Ended June 30, 1999

Net income allocable to Partnership Units for the six months ended June 30, 2000 totaled $27.7 million or $.63 per unit, compared with $29.7 million or $.68 per unit for the six months ended June 30, 1999. The decrease in net income allocable to Partnership Unitholders is primarily due to the inclusion in the 1999 results of a gain on sale of $3.4 million offset by a loss related to the settlement of the treasury lock of approximately $2.5 million during the quarter ended March 31, 1999. There were no gains or losses recognized on sales in 2000 nor expenses related to settlement of treasury lock. After consideration of the 1999 sale and settlement of treasury lock, the decrease in net income per unit in 2000 is primarily attributable to increased depreciation and amortization, offset by the increased income related to acquisitions and additional income generated by the partnership's properties.

Rental revenues were $102.0 million, including tenant reimbursements of $14.2 million, for the six months ended June 30, 2000, compared with $71.3 million, including tenant reimbursements of $10.1 million, for the six months ended June 30, 1999. Total rental revenue of $68.2 million and $65.8 million was generated in 2000 and 1999, respectively, by the properties owned as of January 1, 1999, and still owned at June 30, 2000, (the Baseline Properties) and total rental revenue of $33.8 million and $4.7 in 2000 and 1999, respectively, was generated by the properties acquired or developed subsequent to December 31, 1998. The growth in rental revenue for Baseline Properties is primarily attributable to rental increases for new leases, extensions and renewals. The remainder of total rental revenue relates to properties sold in 1999.

The operating margin (the ratio of total revenues minus property operating and property tax expenses to total revenues) decreased to approximately 79% for the six months ended June 30, 2000 compared with 81% for the six months ended June 30, 1999. The decrease is primarily due to a change in the composition of leases, primarily as a result of acquisitions of multitenant and workspace properties, to more leases where Cabot L.P. pays property and operating expenses and is reimbursed by tenants compared to where the tenant pays these expenses directly.

Depreciation and amortization related to real estate assets totaled $20.2 million and $14.1 million for the six months ended June 30, 2000 and 1999, respectively. The increase reflects the acquisition of approximately $448.3 million of real estate assets in 1999 and $129.1 million for the six months ended June 30, 2000 and additional deferred lease acquisition costs for Baseline Properties.

Interest expense of $20.0 million for the six months ended June 30, 2000 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, borrowings under Cabot L.P.'s Acquisition Facility and an average of $169.9 million of secured debt, net of $1.8 million of interest capitalized to development projects. Interest expense of $10.1 million for the six months ended June 30, 1999 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, borrowings under Cabot L.P.'s Acquisition Facility and an average of $125.1 million of secured debt, net of $1.3 million of interest capitalized to development projects.

General and administrative expense increased by $376,000, to $4.7 million for the six months ended June 30, 2000. The increase is primarily due to an increase in personnel to manage the acquisition, development, asset management, and financing activity from the increase in the number of Cabot L.P.'s properties from 267 to 350 at the end of each period. As a percentage of rental revenues, general and administrative expense decreased to 4.6% at June 30, 2000 from 6.1% at June 30, 1999.

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

Interest and other income, which consists primarily of interest earned on Cabot L.P. invested cash balances and advances to the Joint Venture, as well as earnings of Cabot Advisors, increased to $765,000 from $506,000 for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. The increase is primarily due to interest income from advances to the Joint Venture in 2000.

The increase in Preferred Unitholders' Distributions is due to the increase in Cumulative Redeemable Perpetual Preferred Equity as discussed within Note 2 to the financial statements.

Capital Resources and Liquidity

Cabot L.P. intends to rely on cash provided by operations, unsecured and secured borrowings from institutional sources and public debt as its primary sources of funding for acquisition, development, expansion and renovation of properties. Cabot L.P. may also consider equity financing when such financing is available on attractive terms.

Cabot L.P. borrowed $61.9 million on June 30, 2000, which is secured by specific properties. At quarter end, these properties had a net book value of approximately $91.5 million. This borrowing has a fixed interest rate of 8.4% per annum and a 10-year term with monthly installment payments beginning August 1, 2000. Under this agreement, the first 24 installment payments will be interest only payments with no principal reduction. Beginning August 1, 2002, the monthly installments will consist of both principal reduction and interest payments.

As discussed in Note 2 to the financial statements, as of June 30, 2000, Cabot L.P. issued an aggregate of $245.0 million of Cumulative Redeemable Perpetual Preferred Units in seven separate transactions in 1999 and 2000. The net proceeds from these transactions were $238.2 million which was used to pay down outstanding balances under the Acquisition Facility. These Cumulative Redeemable Perpetual Preferred Units are callable by Cabot L.P. at par on or after the fifth anniversary of issuance.

In March 1998 Cabot L.P. established a $325.0 million unsecured revolving line of credit facility (the Acquisition Facility) with Morgan Guaranty Trust Company of New York as lead agent for a syndicate of banks. The Acquisition Facility is used to fund property acquisitions, development activities, building expansions, tenant leasing costs and other general corporate purposes. The Acquisition Facility contains certain limits and requirements for debt to asset ratios, debt service coverage minimums and other limitations. Cabot L.P. believes cash flow from operations not distributed to Unitholders will be sufficient to cover tenant allowances and costs associated with renewal or replacement of current tenants as their leases expire and recurring non-incremental revenue generating capital expenditures.

As of June 30, 2000, Cabot L.P. had $234.9 million of fixed rate debt secured by properties, $183.0 million of unsecured borrowings under its Acquisition Facility, $200.0 million of unsecured debt and a 35.9% debt-to-total market capitalization ratio. The debt-to-total market capitalization ratio is calculated based on Cabot L.P.'s total consolidated debt as a percentage of the market value of its outstanding Units and the liquidation value of Perpetual Preferred Units plus total debt.

On April 12, 2000, Cabot L.P. entered into a joint venture agreement with Chase Capital Partners. The Joint Venture is targeted towards investment in industrial workspace properties. The investors have committed approximately $44 million in equity to the venture of which 20% will be funded by Cabot L.P. As of June 30, 2000, the venture has purchased three properties for approximately $21.8 million, containing approximately 290,000 square feet. In the normal course of operations, the Joint Venture has purchased approximately $9.6 million of real estate assets containing approximately 136,000 square feet, subsequent to quarter end through August 11, 2000.

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

Cash and cash equivalents totaled $3.0 million at June 30, 2000. Cash provided by operating activities for the six months ended June 30, 2000, was $52.4 million.

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

Item 3.    Defaults Upon Senior Securities
                Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders.
                Not Applicable

Item 5.   Other Information
                Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                     27 Financial Data Schedule

           (b)  Reports on Form 8-K.
                     None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 14th day of August 2000.


                            CABOT INDUSTRIAL TRUST PROPERTIES, L.P.
                            ---------------------------------------
                            Registrant

                            By CABOT INDUSTRIAL TRUST
                            Its general partner

8/14/00                     /s/ Neil E. Waisnor
-------                     ----------------------------------------
Date                        Neil E. Waisnor
                            Senior Vice President-Finance, Treasurer, Secretary


8/14/00                     /s/ Robert E. Patterson
-------                     ----------------------------------------
Date                        Robert E. Patterson
                            President