Form 10-Q
period 2000-09-30
CABOT INDUSTRIAL PROPERTIES LP
filed 2000-11-14
CIK 1078003

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Quarter Ended: September 30, 2000    Commission File Number: 1-14979
                       ------------------                            -------

                        CABOT INDUSTRIAL PROPERTIES, L.P.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                  04-3397874
          --------                                  ----------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)



            Two Center Plaza, Suite 200, Boston, Massachusetts 02108
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


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


Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: As of November 10, 2000, 43,668,333 Limited Partnership Units; 1,300,000 Series B Cumulative Redeemable Perpetual Preferred Units, $50 Liquidation value; 2,600,000 Series C Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation value; 200,000 Series D Cumulative Redeemable Perpetual Preferred Units, $50 Liquidation value; 200,000 Series E Cumulative Redeemable Perpetual Preferred Units, $50 Liquidation value; 1,800,000 Series F Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation value; 600,000 Series G Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation value; and 1,400,000 Series H Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation value.

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

In the opinion of Cabot L.P.'s management, all material adjustments (consisting solely of items of a normal, recurring nature) considered necessary for a fair presentation of results of operations for the interim period have been included. The results of consolidated operations for the period from January 1, 2000 through September 30, 2000 are not necessarily indicative of the results that may be expected for the period from January 1, 2000 through December 31, 2000.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                      CONSOLIDATED CONDENSED BALANCE SHEET
                 As of September 30, 2000 and December 31, 1999
                                (in thousands)


                                                           September 30, 2000     December 31, 1999
                                                           ------------------     -----------------
                                                               (unaudited)

ASSETS:

INVESTMENT IN REAL ESTATE:
Rental Properties                                               $ 1,682,559          $ 1,507,834
Less:  Accumulated Depreciation                                     (68,059)             (42,543)
                                                                -----------          -----------
     Net Rental Properties                                        1,614,500            1,465,291
Properties under Development                                         64,585               63,938
                                                                -----------          -----------
                                                                $ 1,679,085          $ 1,529,229
                                                                -----------          -----------
OTHER ASSETS:
Cash and Cash Equivalents                                       $       255          $    22,007
Rents and Other Receivables, net of allowance for
      uncollectible accounts of $1,143 and $574 at
      September 30, 2000 and December 31, 1999,
      respectively                                                    3,095                3,828
Deferred Rent Receivable                                             10,460                6,079
Deferred Lease Acquisition Costs, net                                33,884               23,913
Deferred Financing Costs, net                                         3,565                3,369
Investment in and Advances to Cabot Advisors                            852                1,105
Investment in and Notes Receivable from Joint Ventures               13,048                   --
Other Assets                                                          7,565                3,954
                                                                -----------          -----------

TOTAL ASSETS                                                    $ 1,751,809          $ 1,593,484
                                                                ===========          ===========

LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES:
Mortgage Debt                                                   $   234,354          $   163,866
Unsecured Debt                                                      255,000              200,000
Line of Credit Borrowings                                           140,000              163,000
Accounts Payable                                                        868                  889
Accrued Real Estate Taxes                                            13,041               10,254
Distributions Payable                                                18,549               15,437
Tenant Security Deposits and Prepaid Rents                            9,036               11,205
Other Liabilities                                                    27,960               20,117
                                                                -----------          -----------
                                                                $   698,808          $   584,768
                                                                -----------          -----------
PARTNERS' EQUITY:
Limited Partners' Equity                                        $    56,788          $    57,169
General Partner's Equity                                            758,008              761,742
Preferred Unitholders' Equity                                       238,205              189,805
                                                                -----------          -----------

TOTAL PARTNERS' EQUITY                                          $ 1,053,001          $ 1,008,716
                                                                -----------          -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                          $ 1,751,809          $ 1,593,484
                                                                ===========          ===========


                        CABOT INDUSTRIAL PROPERTIES, L.P.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
      For the Three Months ended September 30, 2000 and September 30, 1999
                (unaudited, in thousands, except per unit data)

                                         Three Months Ended    Three Months Ended
                                         September 30, 2000    September 30, 1999
                                         ------------------    ------------------
REVENUES:
Rental Income                                 $ 46,530             $ 35,388
Tenant Reimbursements                            7,947                5,452
                                              --------             --------
                Total Revenues                $ 54,477             $ 40,840
                                              --------             --------

EXPENSES:
Property Operating                            $  4,892             $  3,090
Property Taxes                                   6,165                4,564
Depreciation and Amortization                   10,734                8,041
Interest                                        11,373                7,090
General and Administrative                       2,448                2,254
                                              --------             --------
                Total Expenses                $ 35,612             $ 25,039
                                              --------             --------


Interest and Other Income                     $    502             $    274
Earnings and Fees from Joint Ventures              189                   --
Loss on Sale of Real Estate                         --                 (653)
                                              --------             --------
                                              $    691             $   (379)
                                              --------             --------


Net Income                                    $ 19,556             $ 15,422

Preferred Unitholders' Distributions            (5,294)              (1,834)
                                              --------             --------


Net Income Allocable to Partnership Units     $ 14,262             $ 13,588
                                              ========             ========

Earnings per Partnership Unit:
    Basic                                     $   0.33             $   0.31
                                              ========             ========
    Diluted                                   $   0.33             $   0.31
                                              ========             ========

Weighted Average Partnership Units:
    Basic                                       43,668               43,634
                                              ========             ========
    Diluted                                     43,763               43,703
                                              ========             ========

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
       For the Nine Months ended September 30, 2000 and September 30, 1999
               (unaudited, in thousands, except per unit data)


                                             Nine Months Ended     Nine Months Ended
                                             September 30, 2000    September 30, 1999
                                             ------------------    ------------------

REVENUES:
Rental Income                                     $ 134,273            $  96,613
Tenant Reimbursements                                22,190               15,547
                                                  ---------            ---------
                Total Revenues                    $ 156,463            $ 112,160
                                                  ---------            ---------

EXPENSES:
Property Operating                                $  14,143            $   8,519
Property Taxes                                       18,085               12,534
Depreciation and Amortization                        31,025               22,204
Interest                                             31,383               17,227
General and Administrative                            7,145                6,575
Settlement of Treasury Lock                              --                2,492
                                                  ---------            ---------
                Total Expenses                    $ 101,781            $  69,551
                                                  ---------            ---------

Interest and Other Income                         $   1,267            $     780
Earnings and Fees from Joint Ventures                   387                   --
Net Gain on Sales of Real Estate                         --                2,751
                                                  ---------            ---------
                                                  $   1,654            $   3,531
                                                  ---------            ---------

Net Income                                        $  56,336            $  46,140

Preferred Unitholders' Distributions                (14,410)              (2,815)
                                                  ---------            ---------

Net Income Allocable to Partnership Units         $  41,926            $  43,325
                                                  =========            =========

Earnings per Partnership Unit:
    Basic                                         $    0.96            $    0.99
                                                  =========            =========
    Diluted                                       $    0.96            $    0.99
                                                  =========            =========

Weighted Average Partnership Units:
    Basic                                            43,668               43,597
                                                  =========            =========
    Diluted                                          43,735               43,615
                                                  =========            =========

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
       For the Nine Months ended September 30, 2000 and September 30, 1999
                           (unaudited, in thousands)

                                                                  Nine Months Ended     Nine Months Ended
                                                                 September 30, 2000    September 30, 1999
                                                                 ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                       $  56,336         $  46,140
        Adjustments to reconcile net income to cash
         provided by operating activities:
             Depreciation and Amortization                               31,025            22,204
             Net Gain on Sales of Real Estate                                --            (2,751)
             Straight Line Rent                                          (4,381)           (2,365)
             Amortization of Deferred Financing Costs                       926               725
             Decrease/(Increase) in Rents and Other Receivables             733            (1,434)
             Increase in Accounts Payable                                    24               209
             Increase in Other Assets                                    (3,338)             (110)
             Increase in Accrued Real Estate Taxes                        2,787             4,585
             Increase in Other Liabilities                                3,896             8,684
                                                                      ---------         ---------

     Cash Provided by Operating Activities                               88,008            75,887
                                                                      ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and Lease Acquisition Costs                              (175,683)         (346,721)
     Notes Receivable from Joint Ventures                                (9,600)               --
     Investment in Joint Venture                                         (2,081)               --
     Increase in Other Assets                                            (1,611)             (496)
     Advances to Cabot Advisors, net                                       (905)             (689)
     Net Proceeds from Sales of Real Estate                                  --            16,079
     Other                                                                   --                 8
                                                                      ---------         ---------


     Cash Used in Investing Activities                                 (189,880)         (331,819)
                                                                      ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Secured Debt                              62,427            93,215
     Proceeds from Issuance of Unsecured Debt                            55,000           199,448
     Proceeds from Issuances of Preferred Units, net                     47,654           136,484
     Distributions Paid to Partnership Unitholders                      (45,852)          (43,806)
     Line of Credit Repayments, net                                     (23,000)         (109,000)
     Distributions Paid to Preferred Unitholders                        (11,953)           (2,372)
     Debt Principal Repayments                                           (3,095)           (2,331)
     Increase in Deferred Financing Costs                                  (976)           (2,561)
     Net Expenses of Partnership Unit Issuance                              (85)           (1,257)
     Increase in Other Assets                                                --              (519)
                                                                      ---------         ---------

     Cash Provided by Financing Activities                               80,120           267,301
                                                                      ---------         ---------

Net Decrease in Cash and Cash Equivalents                               (21,752)           11,369
                                                                      ---------         ---------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                          22,007             2,301
                                                                      ---------         ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $     255         $  13,670
                                                                      =========         =========
Cash paid for interest and settlement of treasury lock,
     net of amounts capitalized                                       $  26,901         $  13,647
                                                                      =========         =========

                       CABOT INDUSTRIAL PROPERTIES, L.P.

       For the Nine Months ended September 30, 2000 and September 30, 1999
                           (unaudited, in thousands)


DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In conjunction with real estate acquisitions, Cabot L.P. assumed $11,156 of indebtedness during the nine months ended September 30, 2000 and assumed $21,351 of indebtedness and issued Units valued at $2,743 during the nine months ended September 30, 1999 (Note 2).

In conjunction with a sale of real estate during the nine months ended September 30, 1999, Cabot L.P. received a promissory note in the amount of $627 as a component of total consideration due from the buyer. This note was repaid in full during 1999.

At September 30, 2000, accrued capital expenditures (including amounts included in accounts payable) totaled $12,954, accrued offering costs totaled $832 and accrued financing costs totaled $123. At September 30, 1999, accrued capital expenditures (including amounts included in accounts payable) totaled $8,455, accrued offering costs totaled $579 and accrued financing costs totaled $182.

In connection with the formation of a Joint Venture, Cabot Trust issued stock warrants with an estimated value of approximately $550.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

1.   General

Organization

Cabot Industrial Properties, L.P. (Cabot L.P.), a Delaware Limited Partnership, was formed on October 10, 1997. The general partner of Cabot L.P. is Cabot Industrial Trust (Cabot Trust), a Maryland real estate investment trust which was also formed on October 10, 1997. As the general partner of Cabot L.P., Cabot Trust has the exclusive power under the agreement of limited partnership to manage and conduct the business of Cabot L.P. Cabot Trust through its general partnership interests in Cabot L.P. is a fully-integrated, internally-managed real estate company formed to continue and expand the national real estate business of Cabot Partners Limited Partnership (Cabot Partners).

As of September 30, 2000, Cabot L.P. owned 353 industrial properties located in 22 markets throughout the United States, containing approximately 42 million rentable square feet. These properties were approximately 97.8% leased to 721 tenants at September 30, 2000. Cabot L.P. and its affiliates also own 20% interests in and provide acquisition, asset, and property management services to joint ventures (the Joint Ventures) with two institutional partners, each of which invests in industrial multitenant and workspace properties. Cabot L.P.'s investment in the Joint Ventures is included in Investment in and Notes Receivable from Joint Ventures on the accompanying Consolidated Condensed Balance Sheet. Income earned from the Joint Ventures is accounted for under the equity method of accounting and is included in Earnings and Fees from Joint Ventures in the accompanying Consolidated Condensed Statement of Operations.

2.   The Formation Transactions, The Offerings and Ownership

The Formation Transactions

On February 4, 1998, under a Contribution Agreement executed by Cabot Trust, Cabot L.P., Cabot Partners and various other contributors, 122 industrial real estate properties, certain real estate advisory contracts and other assets were
(i) contributed to Cabot L.P. in exchange for partnership units in Cabot L.P. (Units) that may, subject to certain restrictions, be exchanged for Common Shares of Cabot Trust (Common Shares) or (ii) contributed to Cabot Trust in exchange for Common Shares. The properties contributed to Cabot Trust were concurrently contributed by it to Cabot L.P. in exchange for the number of Units in Cabot L.P. equal to the number of Common Shares exchanged for the property.

Cabot L.P. contributed the real estate advisory contracts to Cabot Advisors, Inc. (Cabot Advisors) and received 100% of the non-voting preferred stock of Cabot Advisors, which entitles it to 95% of Cabot Advisors' net operating cash flow. All of the common stock of Cabot Advisors is owned by an officer of Cabot Trust.

During the nine months ended September 30, 2000, Cabot Trust issued 5,000 Common Shares to a limited partner of Cabot L.P. in exchange for the limited partner's Units of Cabot L.P. During the nine months ended September 30, 1999, Cabot L.P. issued 143,087 Units in conjunction with acquisitions and Cabot Trust issued 22,032,656 Common Shares to limited partners of Cabot L.P. in exchange for Units of Cabot L.P. For the year ended December 31, 1999, Cabot L.P. issued a total of 177,448 Units in conjunction with acquisitions and Cabot Trust issued a total of 22,032,656 Common Shares to limited partners of Cabot L.P. in exchange for the limited partners' Units of Cabot L.P.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                               September 30, 2000

At September 30, 2000, Cabot Trust owned 93.0% of the common equity of Cabot L.P. Cabot Trust owned 93.1% of Cabot L.P. at September 30, 1999.

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

Cumulative Redeemable Perpetual Preferred Equity

During 1999 and 2000, Cabot L.P. completed private sales of the following Cumulative Redeemable Perpetual Preferred Units (the "Preferred Units"):

   Sale Date                  Series            Unit price       Liquidation Value      Net Proceeds
------------------        ---------------       ----------       -----------------      ------------

April 29, 1999            8.625% Series B        $  50              $ 65,000,000        $ 63,175,000
September 3, 1999         8.625% Series C           25                65,000,000          63,175,000
September 27, 1999        8.375% Series D           50                10,000,000           9,715,000
December 9, 1999          8.375% Series E           50                10,000,000           9,715,000
December 22, 1999         8.500% Series F           25                45,000,000          44,025,000
March 23, 2000            8.875% Series G           25                15,000,000          14,425,000
May 25, 2000              8.950% Series H           25                35,000,000          33,975,000
                                                                     -----------         -----------
                                                                    $245,000,000        $238,205,000
                                                                    ============        ============

The Preferred Units, which may be called by Cabot L.P. at par on or after the fifth anniversary of issuance in each case, have no stated maturity or mandatory redemption provisions and are not convertible into any other securities of Cabot L.P.


3.    Debt Activity

On September 7, 2000, Cabot L.P. established a Medium Term Note program eligible to issue up to $200.0 million of notes payable. On September 12, 2000, Cabot L.P. issued $40.0 million notes payable, with a coupon interest rate of 8.5%, due September 15, 2010. On September 18, 2000, Cabot L.P. issued an additional $15.0 million of notes payable with an 8.2% coupon interest rate, due September 15, 2005.

On May 4, 1999, Cabot L.P. issued $200.0 million of senior unsecured redeemable notes, due May 1, 2004. The notes have a 7.125% coupon interest rate and were priced at 99.724%, resulting in a discount of $552,000.

Cabot L.P. assumed certain loans in connection with the Formation Transactions, entered into loan agreements during 1999 and 2000, and assumed certain loans in conjunction with several real estate acquisitions, all secured by certain existing real estate assets (collectively, the Mortgage Loans). At September 30, 2000, the Mortgage Loans totaled $234.4 million, have coupon interest rates ranging

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                               September 30, 2000

from 7.25% - 9.67% and are secured by properties with a net book value of $377.9 million. Certain of the debt assumed in conjunction with the acquisition of properties has a coupon interest rate that differed from the fair market value interest rate at the date of acquisition. In accordance with generally accepted accounting principles, such debt was recorded at fair market value and interest expense was recorded in the accompanying Consolidated Condensed Statements of Operations based on the fair market interest rate at the date of acquisition.

In conjunction with acquisitions made during the nine months ended September 30, 2000, Cabot L.P. assumed debt of $11.2 million, with coupon interest rates ranging from 7.85% to 8.38%, secured by properties with a net book value of
approximately $16.5 million.   In addition, Cabot L.P. borrowed $61.9 million on
June 30, 2000, which is secured by specific properties with a net book value of approximately $91.9 million as of September 30, 2000. This borrowing has a fixed interest rate of 8.4% per annum and a 10-year term. Under this agreement, the first 24 monthly payments will be for interest only. Beginning August 1, 2002, the monthly payments will consist of both principal and interest using a twenty-four year amortization period.

Cabot L.P. entered into an interest rate cap arrangement relating to its $325.0 million Acquisition Facility for a notional amount of $100.0 million for the period from April 11, 2000 through October 11, 2000. This arrangement was intended to result in limiting the variable nature of the LIBOR component of Cabot L.P.'s interest rate on an equivalent amount of borrowings to 7.0% per annum. Under the agreement, Cabot L.P.'s counter party is required to pay an amount equal to interest on that notional principal amount of borrowings to the extent that the relevant LIBOR exceeds 7.0%. The interest rate cap arrangement expired on October 11, 2000 and management has not entered into an additional interest rate hedge arrangement at this time because over 75% of its debt has fixed interest rates.

Interest expense of $16,000, for the nine months ended September 30, 2000 and $53,000 for the nine months ended September 30, 1999 was incurred related to interest rate cap and similar agreements.

During 1998, Cabot L.P. had entered into an interest rate hedge transaction (referred to as a Treasury Lock) involving the future sale of $100.0 million of Treasury securities based on a rate of approximately 5.54% for such securities in anticipation of a future debt issuance of at least $100.0 million with a maturity of 10 years. At the March 31, 1999 contractual settlement date for this transaction, Cabot L.P. paid $2.5 million to its counter party in the transaction, reflecting the decrease in Treasury security yields since the July 1998 commencement of the transaction. Because an offering of the size and maturity contemplated when the interest rate hedge transaction was executed was not completed by the time of, or shortly after, the March 31, 1999 settlement date of the transaction, Cabot L.P. recorded a loss of $2.5 million in the quarter ended March 31, 1999.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                               September 30, 2000


4. Earnings per Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", basic earnings per Partnership Unit have been computed by dividing Net Income Allocable to Partnership Unitholders by the weighted average number of Partnership Units outstanding during the period. Diluted earnings per Partnership Unit have been computed considering the dilutive effect of the exercise of Unit options granted by Cabot L.P. Basic and diluted earnings per Partnership Unit were calculated as follows:

                                                         Three Months Ended       Three Months Ended
                                                         September 30, 2000       September 30, 1999
                                                         ------------------       ------------------
Basic:
Net Income Allocable to Partnership Unitholders             $14,262,000               $13,588,000
                                                            -----------               -----------
Weighted Average Partnership Units                           43,668,000                43,634,000
                                                            -----------               -----------
Basic Earnings per Partnership Unit                         $      0.33               $      0.31
                                                            ===========               ===========
Diluted:
Net Income Allocable to Partnership Unitholders             $14,262,000               $13,588,000
                                                            -----------               -----------
Weighted Average Partnership Units                           43,668,000                43,634,000
Effect of Unit Options                                           95,000                    69,000
                                                            -----------               -----------
Weighted Average Partnership Units, as adjusted              43,763,000                43,703,000
                                                            -----------               -----------
Diluted Earnings per Partnership Unit                       $      0.33               $      0.31
                                                            ===========               ===========




                                                          Nine Months Ended       Nine Months Ended
                                                         September 30, 2000       September 30, 1999
                                                         ------------------       ------------------
Basic:
Net Income Allocable to Partnership Unitholders             $41,926,000               $43,325,000
                                                            -----------               -----------
Weighted Average Partnership Units                           43,668,000                43,597,000
                                                            -----------               -----------
Basic Earnings per Partnership Unit                         $      0.96               $      0.99
                                                            ===========               ===========
Diluted:
Net Income Allocable to Partnership Unitholders             $41,926,000               $43,325,000
                                                            -----------               -----------
Weighted Average Partnership Units                           43,668,000                43,597,000
Effect of Unit Options                                           67,000                    18,000
                                                            -----------               -----------
Weighted Average Partnership Units, as adjusted              43,735,000                43,615,000
                                                            -----------               -----------
Diluted Earnings per Partnership Unit                       $      0.96               $      0.99
                                                            ===========               ===========

Approximately 4 million and 3 million options granted are excluded from the above calculations of diluted earnings per Partnership Unit for both the three and nine months ended September 30, 2000 and 1999, respectively, since the impact of consideration of these options was anti-dilutive.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                               September 30, 2000



5. Investments in Joint Ventures

During the nine months ended September 30, 2000, Cabot L.P. and its affiliates entered into joint venture agreements (collectively, the Joint Ventures) with two institutional partners targeted towards investment in industrial multitenant and workspace properties. Cabot L.P. and its affiliates entered into a joint venture agreement with Chase Capital Partners on April 12, 2000. Cabot L.P. subsequently entered into a second joint venture agreement with GE Capital Real Estate on September 5, 2000. Cabot Trust issued stock warrants to purchase 750,000 Common Shares to GE Capital Real Estate, in connection with the formation of the joint venture. The stock warrants have an exercise price of $27.00 per share, a term of five years and had an estimated value of approximately $550,000 at the time of issuance. As of September 30, 2000, the investors have committed approximately $169 million in equity to the ventures of which 20% will be funded by Cabot L.P. As of September 30, 2000, the Joint Ventures owned twelve industrial properties costing approximately $43 million and comprising approximately 760,000 square feet.

Cabot L.P. earned, in the aggregate, approximately $349,000 in acquisition and asset management fees from the Joint Ventures during the nine months ended September 30, 2000. In addition, Cabot L.P. earned income of approximately $38,000 from the Joint Ventures, which is accounted for under the equity method of accounting. These amounts are included in Earnings and Fees from Joint Ventures in the accompanying Consolidated Condensed Statement of Operations.

As of September 30, 2000, Cabot L.P. provided financing in the form of notes receivable to the Joint Ventures totaling $9,495,000. These notes are expected to be repaid by year end from the proceeds of the Joint Ventures' permanent financing. Through November 10, 2000, the Joint Ventures obtained permanent financing totaling $15.5 million for three of the twelve properties acquired by the Joint Ventures. The permanent financings have monthly payments due through maturity, variable interest rates and two-year terms, each of which may be extended for an additional three years. The monthly payments are for interest only at interest rates ranging from 8.81% - 8.93% as of September 30, 2000.

6.  Subsequent Events

On October 24, 2000, Cabot L.P. obtained a new $325.0 million unsecured line of credit facility replacing its previous $325.0 million credit facility that was to mature in March 2001. The new credit facility matures in October 2003, has a one-year extension option and a $50.0 million expansion option. The new credit facility also has certain financial and non-financial covenants. Cabot Trust is a guarantor of the facility. The rate on the borrowings at Cabot Trust's current credit rating is LIBOR plus 100 basis points.

On November 1, 2000, Cabot L.P. sold a property located in California containing approximately 235,000 square feet for an aggregate sales price of $14.4 million. This sale is expected to result in a net gain of approximately $1.5 million. Proceeds from the sale of this property are anticipated to be used to acquire additional real estate assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this discussion and elsewhere in this report that are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Cabot L.P. operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Therefore, actual outcomes and results may differ materially from what is expressed or suggested by such forward-looking statements. Cabot L.P. undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Cabot L.P.'s operating results depend primarily on income from industrial properties, which may be affected by various factors, including changes in national and local economic conditions, competitive market conditions, uncertainties and costs related to and the imposition of conditions on receipt of governmental approvals and costs of material and labor, all of which may cause actual results to differ materially from what is expressed herein. Capital and credit market conditions, which affect Cabot L.P.'s cost of capital, also influence operating results.

Introduction

Cabot L.P. is an internally managed, fully integrated real estate company, focused on serving a variety of industrial space users in the country's principal commercial markets. Cabot L.P. owns and operates a diversified portfolio of bulk distribution, multitenant distribution and "workspace" (light industrial, R&D and similar facilities) properties throughout the United States. At September 30, 2000, Cabot L.P. owned 353 industrial properties. Cabot L.P. also owns 20% equity interests in and provides acquisition, asset and property management services to two joint ventures (the Joint Ventures), which invest in industrial properties.

Results of Operations

Quarter Ended September 30, 2000 compared with Quarter Ended September 30, 1999

Net income allocable to Partnership Units for the quarter ended September 30, 2000 totaled $14.3 million or $.33 per Unit, compared with $13.6 million or $.31 per Unit for the quarter ended September 30, 1999. After consideration of the impact of the loss on sale of property in 1999, net income allocable to Partnership Unitholders in 2000, was approximately the same as 1999 because of the increased income related to acquisitions, additional income generated by the company's properties and fees from and income generated by the Joint Ventures offset by the increased depreciation and amortization, interest expense, and distributions to Preferred Unitholders.

Rental revenues were $54.5 million, including tenant reimbursements of $7.9 million, for the quarter ended September 30, 2000, compared with $40.8 million, including tenant reimbursements of $5.5 million, for the quarter ended September 30, 1999. Total rental revenue of $40.0 million and $39.1 million was generated in 2000 and 1999, respectively, by the properties owned as of June 30, 1999, and still owned at September 30, 2000, (the Quarterly Baseline Properties) and total rental revenue of $14.5 million and $1.6 million in 2000 and 1999, respectively, was generated by the properties acquired or developed subsequent to June 30, 1999. The growth in rental revenue for Quarterly Baseline Properties is primarily attributable to rental increases for new leases, extensions and renewals. The remainder of total rental revenue relates to properties sold in 1999.

The operating margin (the ratio of total revenues minus property operating and property tax expenses to total revenues) decreased slightly to approximately 80% for the quarter ended September 30, 2000 compared with 81% for the quarter ended September 30, 1999. The decrease is primarily due to a change in the composition of leases, principally with respect to acquisitions of multitenant and workspace properties, to more leases where Cabot L.P. pays property and operating expenses and is reimbursed by tenants compared to leases where the tenants pay these expenses directly.

Depreciation and amortization related to real estate assets totaled $10.7 million and $8.0 million for the quarters ended September 30, 2000 and 1999, respectively. The increase is primarily due to the acquisition of approximately $448.3 million of real estate assets in 1999 and $129.1 million for the nine months ended September 30, 2000.

Interest expense of $11.4 million for the quarter ended September 30, 2000 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, an additional $55.0 million of unsecured debt issued in September 2000, borrowings under Cabot L.P.'s Acquisition Facility and an average of $234.5 million of secured debt, net of $800,000 of interest capitalized to development projects. Interest expense of $7.1 million for the quarter ended September 30, 1999 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, borrowings under Cabot L.P.'s Acquisition Facility and an average of $159.7 million of secured debt, net of $761,000 of interest capitalized to development projects.

General and administrative expense increased by $194,000, to $2.4 million for the quarter ended September 30, 2000. The increase is primarily due to an increase in personnel to manage the acquisition, development, asset management and financing activity caused by the increase in the number of Cabot L.P.'s properties from 291 to 353 at the end of each period. As a percentage of rental revenues, general and administrative expense decreased to 4.5% at September 30, 2000 from 5.5% at September 30, 1999.

Interest and other income, which consists primarily of interest earned on Cabot L.P.'s invested cash balances and advances to the Joint Ventures, as well as earnings of Cabot Advisors, increased to $502,000 from $274,000 for the quarter ended September 30, 2000, compared to the quarter ended September 30, 1999. The increase is primarily due to interest income from advances to the Joint Ventures and increased earnings from Cabot Advisors in 2000.

Nine Months Ended September 30, 2000 compared with Nine Months Ended September 30, 1999

Net income allocable to Partnership Units for the nine months ended September 30, 2000 totaled $41.9 million or $.96 per Unit, compared with $43.3 million or $.99 per Unit for the nine months ended September 30, 1999. The decrease in net income per Unit in 2000, is primarily attributable to increased interest expense, depreciation and amortization and increased distributions to Preferred Unitholders, offset by income related to acquisitions, additional income generated by the company's properties and fees from and income generated by the Joint Ventures.

Rental revenues were $156.5 million, including tenant reimbursements of $22.2 million, for the nine months ended September 30, 2000, compared with $112.2 million, including tenant reimbursements of $15.5 million, for the nine months ended September 30, 1999. Total rental revenue of $102.2 million and $99.4 million was generated in 2000 and 1999, respectively, by the properties owned as of January 1, 1999, and still owned at September 30, 2000, (the Baseline Properties) and total rental revenue of $54.3 million and $11.9 million in 2000 and 1999, respectively, was generated by the properties acquired or developed subsequent to December 31, 1998. The growth in rental revenue for Baseline Properties is primarily attributable to rental increases for new leases, extensions and renewals. The remainder of total rental revenue relates to properties sold in 1999.

The operating margin (the ratio of total revenues minus property operating and property tax expenses to total revenues) decreased to approximately 79% for the nine months ended September 30, 2000 compared with 81% for the nine months ended September 30, 1999. The decrease is primarily due to a change in the composition of leases, principally with respect to acquisitions of multitenant and workspace properties, to more leases where Cabot L.P. pays property and operating expenses and is reimbursed by tenants compared to leases where the tenants pay these expenses directly.

Depreciation and amortization related to real estate assets totaled $31.0 million and $22.2 million for the nine months ended September 30, 2000 and 1999, respectively. The increase is primarily due to the acquisition of approximately $448.3 million of real estate assets in 1999 and $129.1 million for the nine months ended September 30, 2000.

Interest expense of $31.4 million for the nine months ended September 30, 2000 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, an additional $55.0 million of unsecured debt issued in September 2000, borrowings under Cabot L.P.'s Acquisition Facility and an average of $191.4 million of secured debt, net of $2.6 million of interest capitalized to development projects. Interest expense of $17.2 million for the nine months ended September 30, 1999 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, borrowings under Cabot L.P.'s Acquisition Facility and an average of $136.8 million of secured debt, net of $2.1 million of interest capitalized to development projects.

General and administrative expense increased by $570,000, to $7.1 million for the nine months ended September 30, 2000. The increase is primarily due to an increase in personnel to manage the acquisition, development, asset management, and financing activity caused by the increase in the number of Cabot L.P.'s properties from 291 to 353 at the end of each period. As a percentage of rental revenues, general and administrative expense decreased to 4.6% at September 30, 2000 from 5.9% at September 30, 1999.

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

Interest and other income, which consists primarily of interest earned on Cabot L.P.'s invested cash balances and advances to the Joint Ventures, as well as earnings of Cabot Advisors, increased to $1.3 million from $780,000 for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. The increase is primarily due to interest income from advances to the Joint Ventures and increased earnings from Cabot Advisors in 2000.

The increase in Preferred Unitholders' Distributions is due to the increase in Cumulative Redeemable Perpetual Preferred Equity as discussed in Note 2 to the financial statements.

Capital Resources and Liquidity

Cabot L.P. intends to rely on cash provided by operations, unsecured and secured borrowings from institutional sources and public debt as its primary sources of funding for acquisition, development, expansion and renovation of properties. Cabot L.P. may also consider equity financing when such financing is available on attractive terms.

On September 7, 2000, Cabot L.P. established a Medium Term Note program eligible to issue up to $200.0 million of notes payable. On September 12, 2000, Cabot L.P. issued $40.0 million notes payable with a coupon interest rate of 8.5% due September 15, 2010. On September 18, 2000, Cabot L.P. issued an additional $15.0 million of notes payable with an 8.2% coupon interest rate, due September 15, 2005.

Cabot L.P. borrowed $61.9 million on June 30, 2000, which is secured by specific properties. As of September 30, 2000, these properties had a net book value of approximately $91.9 million. The borrowing has a fixed interest rate of 8.4% per annum and a 10-year term. Under this agreement, the first 24 monthly payments will be payments for interest only. Beginning August 1, 2002, the monthly payments will consist of both principal and interest using a 24-year amortization period.

As discussed in Note 2 to the financial statements, as of September 30, 2000 Cabot L.P. issued an aggregate of $245.0 million of Cumulative Redeemable Perpetual Preferred Units in seven separate transactions in 1999 and 2000. The net proceeds from these transactions were $238.2 million, which were used to pay down outstanding balances under the Acquisition Facility. These Cumulative Redeemable Perpetual Preferred Units are callable by Cabot L.P. at par on or after the fifth anniversary of their respective issuance dates.

In March 1998 Cabot L.P. established a $325.0 million unsecured revolving line of credit facility (the Acquisition Facility) with Morgan Guaranty Trust Company of New York as lead agent for a syndicate of banks. The Acquisition Facility is used to fund property acquisitions, development activities, building expansions, tenant leasing costs and other general corporate purposes. The Acquisition Facility contains certain limits and requirements for debt to asset ratios, debt service coverage minimums and other limitations. Cabot L.P. believes cash flow from operations not distributed to Shareholders and Unitholders will be sufficient to cover tenant allowances and costs associated with renewal or replacement of current tenants as their leases expire and recurring non-incremental revenue generating capital expenditures.

On October 24, 2000, Cabot L.P. obtained a new $325.0 million unsecured line of credit facility replacing its previous $325.0 million credit facility that was to mature in March 2001. The new credit facility matures in October 2003 and has a one-year extension option and a $50.0 million expansion option. The new credit facility also has certain financial and non-financial covenants. Cabot
Trust is a guarantor of the facility.   The rate on the borrowings at Cabot
Trust's current credit rating is LIBOR plus 100 basis points.

As of September 30, 2000, Cabot L.P. had $234.4 million of fixed rate debt secured by properties, $140.0 million of unsecured borrowings under its Acquisition Facility, $255.0 million of unsecured debt and a 36.2% debt-to-total market capitalization ratio. The debt-to-total market capitalization ratio is calculated based on Cabot L.P.'s total consolidated debt as a percentage of the market value of its outstanding Common Shares and Units (excluding those held by Cabot L.P.) and the liquidation value of Perpetual Preferred Units plus total debt.

During the nine months ended September 30, 2000, Cabot L.P. and its affiliates entered into joint venture agreements (collectively, the Joint Ventures) with two institutional partners targeted towards investment in industrial multitenant and workspace properties. Cabot L.P. and its affiliates entered into a joint venture with Chase Capital Partners on April 12, 2000. Cabot L.P. subsequently entered into a second joint venture agreement with GE Capital Real Estate on September 5, 2000. Stock warrants with an estimated value of approximately $550,000 were issued to GE Capital Real Estate in connection with the formation of the Joint Ventures. As of September 30, 2000, the investors have committed approximately $169 million in equity to the ventures of which 20% will be funded by Cabot L.P. As of September 30, 2000, these ventures have purchased twelve properties for approximately $43 million, containing approximately 760,000 square feet. In the normal course of operations, as of November 10, 2000, the Joint Ventures have entered into agreements to purchase approximately an additional $34.7 million of real estate assets. Because a number of conditions must be met prior to the closing, it is uncertain as to whether these assets will actually be purchased.

As of November 10, 2000, Cabot L.P. has commitments to purchase approximately $22.3 million of additional real estate assets. Because a number of conditions must be met prior to the closing, it is uncertain as to whether these assets will actually be purchased.

On November 1, 2000, Cabot L.P. sold a 235,000 square foot property, located in California, for an aggregate sales price of $14.4 million. This sale is expected to result in a net gain of approximately $1.5 million. Proceeds from the sale of this property are anticipated to be used to acquire additional real estate assets. Cabot L.P. has also entered into an agreement to sell one building for a sales price of approximately $8.3 million resulting in a net gain of approximately $1.3 million. Because sales are subject to a number of conditions that must be met prior to closing, it is uncertain as to whether this sale will actually be consummated.

Cash and cash equivalents totaled $255,000 at September 30, 2000. Cash provided by operating activities for the nine months ended September 30, 2000, was $88.0 million.

Ratio of Earnings to Fixed Charges

We have computed the ratios of earnings to fixed charges and preferred distributions by dividing income from continuing operations, plus fixed charges, plus amortization of capitalized interest, plus distributed income of equity investees, less interest capitalized, less preferred distributions, by fixed charges. Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt premiums, discounts and issuance costs and preferred distributions.

The ratio of earnings to fixed charges was 1.76x for the three months ended September 30, 2000 compared to 2.32x for the three months ended September 30, 1999. The decrease is primarily due to an increase in distributions paid to Preferred Unitholders and an increase in interest expense and depreciation and amortization as discussed in the "Results of Operations" above.

The ratio of earnings to fixed charges was 1.81x for the nine months ended September 30, 2000 compared to 2.68x for the nine months ended September 30, 1999. The decrease is primarily due to an increase in distributions paid to Preferred Unitholders and an increase in interest expense and depreciation and amortization as discussed in the "Results of Operations" above.

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

Item 3.            Defaults Upon Senior Securities
                         Not Applicable

Item 4.            Submission of Matters to a Vote of Security Holders.
                         Not Applicable

Item 5.            Other Information
                         Not Applicable

Item 6.            Exhibits and Reports on Form 8-K

                   (a)  Exhibits
                         10.16  Revolving Credit Agreement between Cabot L.P.
                                and Morgan Guaranty Trust Company of New York,
                                dated as of October 24, 2000.
                         10.17  Guaranty of Payment between Cabot Trust and
                                Morgan Guaranty Trust Company of New York, dated
                                as of October 24, 2000.
                         27     Financial Data Schedule

                   (b)  Reports on Form 8-K.
                         On September 11, 2000, Cabot L.P. filed a form 8-K dated September 7, 2000, to report information under
                         Item 5 of Form 8-K, including a press release related to Cabot L.P.'s commencement of a program for the offer of its Series A Medium-Term Notes due nine months or more from the date of issue in an aggregate initial offering price of up to $200,000,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 14th day of November 2000.


                           CABOT INDUSTRIAL PROPERTIES, L.P.
                           ---------------------------------
                           Registrant


11/14/00                   /s/ Neil E. Waisnor
--------                   ---------------------------
 Date                      Neil E. Waisnor
                           Senior Vice President-Finance, Treasurer, Secretary


11/14/00                   /s/ Robert E. Patterson
--------                   ---------------------------
 Date                      Robert E. Patterson
                           President