Form 10-K405
period 2000-12-31
CABOT INDUSTRIAL PROPERTIES LP
filed 2001-03-30
CIK 1078003

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

                         Commission File Number: 1-14979

                        CABOT INDUSTRIAL PROPERTIES, L.P.
             (Exact name of registrant as specified in its charter)
              ----------------------------------------------------

      Delaware                                         04-3397874
---------------------------------           ------------------------------------
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable. No market for the registrant's partnership units exists and therefore, a market value for such units cannot be determined.

                       Documents Incorporated by Reference

      Part III hereof incorporates certain information by reference from the definitive proxy statement of Cabot Industrial Trust filed with respect to its 2001 Annual Meeting of Shareholders.

                                TABLE OF CONTENTS

Description                                                                 Page

PART I

Item 1.     Business.........................................................  1
Item 2.     Properties....................................................... 13
Item 3.     Legal Proceedings................................................ 23
Item 4.     Submission of Matters to a Vote of Security Holders.............. 23
Item 4A.    Executive Officers of the Registrant............................. 24

PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.............................................. 24
Item 6.     Selected Financial Data.......................................... 27
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................. 28
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk....... 44
Item 8.     Financial Statements and Supplementary Data...................... 46
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............................. 85

PART III

Item 10.    Directors and Executive Officers of Registrant................... 85
Item 11.    Executive Compensation  ......................................... 89
Item 12.    Principal and Management Shareholders............................ 89
Item 13.    Certain Relationships and Related Transactions................... 89

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K...................................................... 91

SIGNATURES  ................................................................. 90

                                     PART I

Item 1. Business

Cabot Industrial Properties, L.P.

Cabot Industrial Properties, L.P. ("Cabot L.P.") was organized on October 10, 1997 as a Delaware limited partnership to continue and expand the national industrial real estate business of Cabot Partners Limited Partnership ("Cabot Partners"). The sole general partner of Cabot L.P. is Cabot Industrial Trust ("Cabot Trust"), a Maryland real estate investment trust. Cabot L.P. and Cabot Trust are organized in what is commonly referred to as an umbrella partnership, or "UPREIT" structure, meaning that all of Cabot Trust's properties are held and its business is conducted primarily through Cabot L.P. At December 31, 2000, Cabot Trust held a 93% partnership interest in Cabot L.P. (exclusive of preferred units). The balance of the partnership interests (exclusive of preferred units) in Cabot L.P. at that date was primarily held by investors who had contributed properties or assets to Cabot L.P. in connection with the commencement of the business of Cabot Trust and Cabot L.P. in their current form, or in subsequent transactions. See "Formation Transactions; Organizational Structure".

Cabot Trust is an internally managed, fully integrated real estate company which, through Cabot L.P., acquires or develops, leases, manages and holds for investment industrial real estate properties in principal markets throughout the United States. At December 31, 2000, Cabot L.P. owned a geographically diversified portfolio of 360 industrial properties having an aggregate of approximately 42 million rentable square feet, approximately 96% of which space was leased to 718 tenants. The properties are located in 21 states in each of the five principal regions (West, Midwest, Northeast, Southeast and Southwest) of the United States. As of December 31, 2000, no single tenant accounted for more than 1.7% of Cabot L.P.'s total annualized net rent.

Cabot L.P. offers a broad spectrum of industrial property types to meet the diverse needs of its tenants. Its properties are of three general types: bulk distribution properties, multitenant distribution properties and workspace properties (light industrial, research and development (R&D) and similar facilities).

Cabot L.P.'s goal is to be the preeminent national real estate company focused on serving a variety of industrial space users. As of December 31, 2000, Cabot L.P. has a significant market presence across the United States, with properties in a total of 21 markets (19 of which Cabot L.P. has identified as principal targeted markets), including 13 markets in which Cabot L.P. owns properties with more than one million rentable square feet. Its tenant base ranges from large national distributors using bulk distribution warehouse and other types of industrial space in multiple locations, to smaller companies located in single workspace properties. Cabot L.P. believes that its geographic diversification and substantial presence in multiple markets is a strategic advantage that allows it to serve industrial space users with multiple site and industrial property type requirements, to compete more effectively in its individual markets and to respond quickly to acquisition opportunities as they arise.

In addition to acquiring existing industrial properties, Cabot L.P. is engaged in the development and construction of new properties. The construction and leasing functions of its development activities are conducted through relationships with local builders selected by Cabot L.P. As of December 31, 2000, in addition to 9 projects that were stabilized (fully leased) in 2000, Cabot L.P. had 11 development projects that have reached shell completion or are under construction with total projected development costs of approximately $93.4 million. The projects are located in 7 of Cabot L.P.'s existing submarkets and involve construction of each of Cabot L.P.'s principal property types. Sixty-eight percent of the square footage of these development projects has been leased as of December 31, 2000.

Cabot L.P. is taxed as a partnership under the Internal Revenue Code of 1986 (the "Code"), as amended. As a partnership, Cabot L.P. is not generally subject to federal or state income taxes as the partners report their respective shares of net taxable income on their individual returns.

Cabot L.P.'s principal executive offices are located at Two Center Plaza, Suite 200, Boston, Massachusetts 02108, and its telephone number is (617) 723-0900. Cabot L.P. has regional offices in the Atlanta, Baltimore, Charlotte, Chicago, Cincinnati, Dallas, Los Angeles, Orlando and Phoenix markets.

Formation Transactions; Organizational Structure

In February 1998, Cabot Trust completed an initial public offering of 8,625,000 common shares of beneficial interest ("Common Shares") and a private placement of 1,000,000 Common Shares, in each case at an offering price of $20.00 per Common Share (collectively, the "Offerings"). The Offerings resulted in net proceeds to Cabot Trust of approximately $176.3 million. Concurrently with the completion of the Offerings, Cabot Trust also completed a series of business combinations (the "Formation Transactions") involving Cabot Partners and a number of property-owning entities, including both entities organized by Cabot Partners and its institutional advisory clients, and institutional investors that had no prior relationship with Cabot Partners (collectively, the "Contributing Investors"). The Formation Transactions resulted, among other things, in the transfer of ownership of 122 industrial properties to Cabot L.P.

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

Beginning on February 4, 1999, the original Unitholders in Cabot L.P., who were Contributing Investors in the Formation Transactions, had the right to convert their Units to Common Shares.

During 1999, all of such Unitholders that are tax-exempt entities converted their Units to Common Shares (approximately 22 million shares), which reduced the minority common equity ownership in Cabot L.P. to approximately 7%.

Business Strategies

Cabot L.P.'s fundamental business objective is to maximize the total return to its unitholders through growth in its cash flow from operating activities and cash available for distribution per Partnership Unit and in the value of its portfolio of industrial properties. Cabot L.P. believes that it is well positioned to take advantage of the opportunities presented by today's changing industrial real estate markets through the business strategies and operations described below.

Leveraging Substantial National Market Presence

Cabot L.P. believes that maintaining and expanding its market presence in its 19 principal targeted markets across the country is an important factor in achieving future growth and its targeted returns on investment.

Cabot L.P. believes that its substantial presence in its principal markets provides significant strategic advantages. Foremost among these advantages is that, through its national tenant marketing program, Cabot L.P. is well positioned to market its industrial space to national companies and third-party logistics companies who have space requirements in multiple markets. The national tenant marketing program emphasizes the advantages of dealing with a single source for a company's industrial space needs in addition to the quality and attractive locations of Cabot L.P.'s properties. These advantages include greater efficiency of lease negotiations and day-to-day internal property management, as well as better understanding of the tenants' current needs and prospective space requirements. Cabot L.P. serves 60 tenants in multiple properties. These tenants accounted for approximately 28.5% of Cabot L.P.'s annualized net rents as of December 31, 2000.

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

Serving a Variety of Tenants By Offering a Broad Spectrum of Industrial Property Types

Cabot L.P. believes that its strategy of offering a variety of industrial property types provides complementary benefits in meeting Cabot L.P.'s growth objectives. Offering a broad spectrum of industrial property types and Cabot L.P.'s size and professional management capability enable Cabot L.P. to provide better service, on a more cost-efficient basis, to national customers who need various types of workspace properties, in addition to distribution space, for their local operations. At the same time, offering a variety of industrial property types suitable for smaller companies enables Cabot L.P. to capture a larger share of the growth in its chosen industrial property markets. Cabot L.P.'s strategy of offering diverse industrial property types also enables

Cabot L.P. to pursue opportunities as they arise within its existing tenant base by responding to shifts in demand at different stages of the economic cycle.

Growth Strategies

Cabot L.P. intends to achieve its growth objectives through a combination of internal growth, development and property acquisitions.

Internal Growth

Cabot L.P.'s primary internal growth strategy is to increase the cash flow generated by its properties, by renewing or replacing expiring leases with new leases at higher rental rates and by incorporating periodic rent increases in its leases. In addition, Cabot L.P. works actively to (i) maintain its historically high occupancy levels by retaining existing tenants, thereby minimizing "down time" and re-leasing costs, (ii) improve the occupancy levels of newly acquired properties that have lower occupancy levels than Cabot L.P. targets for its existing properties, (iii) capitalize on economies of scale arising from the size of its portfolio of properties and (iv) control costs. Cabot L.P. also seeks internal growth by converting its properties to more intensive, higher-margin uses, if and to the extent that suitable opportunities to do so arise. Leases covering approximately 16.0% and 17.5% of the total rentable space of Cabot L.P.'s properties will expire in 2001 and 2002, respectively.

Development

Cabot L.P.'s senior management has extensive real estate development experience, including experience derived from the previous association of several members of senior management with the industrial park development activities of Cabot, Cabot and Forbes, a nationwide real estate development, investment, construction and management firm that pioneered the development of large-scale, planned industrial parks. Cabot L.P. expects development projects to be an increasing component of growth to Cabot L.P. as a result of higher potential return on capital than acquisitions. Cabot L.P. believes that in select targeted markets there are attractive opportunities for new development with potentially greater returns than those available from the purchase of existing stabilized properties, and Cabot L.P. pursues a development program where such opportunities exist. Cabot L.P. is also engaging its existing tenants in discussions about future space needs and, based on such discussions, believes that financially attractive build-to-suit opportunities from its tenant base may be available over time. In order to limit overhead expenses, Cabot L.P. executes its development activities by engaging local or regional builders with whom it has established strong relationships to perform construction and leasing functions. Currently, Cabot L.P. is working with nine local builders. Cabot L.P. intends to expand its in-house development staff as Cabot L.P.'s development activities increase.

Acquisitions

Cabot L.P. seeks to acquire additional modern, high-quality properties in attractive submarkets within the industrial markets that it currently serves. During 2000, Cabot L.P. acquired 34 properties, consisting of 3.3 million rentable square feet in eight targeted markets; totaling $152.2 million in 13 separate transactions. In the period from December 31, 2000 through March 8, 2001, Cabot L.P. entered into one contract to acquire one property consisting of approximately 306,000 rentable square feet, at an estimated cost of $20.5 million, in the Dallas market.

Based upon current capital market conditions, in the near term, Cabot L.P. expects to reduce the pace of its acquisition program, compared to prior years and expects substantially all of its acquisitions to be on behalf of joint ventures or reinvestment of sales proceeds via tax free exchanges under Section 1031 of the Code. In addition, Cabot L.P. expects to provide acquisition services to its advisory services taxable subsidiary, Cabot Advisors, Inc. ("Cabot Advisors") for a fee.

      Investment Criteria

Cabot L.P. follows a disciplined, value-oriented strategy in its property acquisitions. Cabot L.P. seeks to acquire modern, cost-efficient buildings located in key national and regional distribution centers and centers of economic growth. Cabot L.P.'s investment considerations include (i) yield on acquisition cost, (ii) economic fundamentals in the market, (iii) replacement costs, (iv) rent levels and trends, (v) construction quality and property condition, (vi) historical occupancy rates, (vii) access to transportation,
(viii) proximity to housing, (ix) operating costs, (x) location in modern industrial parks and (xi) local crime rates.

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

      Diversification of Industrial Property Types

As of December 31, 2000, 68% of Cabot L.P.'s properties, based on annualized net rents, were bulk distribution and multitenant distribution facilities. Cabot L.P. invests in such properties because of the opportunities for superior returns that they provide. Cabot L.P. believes that workspace properties (light industrial, R&D and similar facilities) are also attractive in selected markets where they are in limited supply and strong demand exists. Therefore, in the future, Cabot L.P. expects that its acquisitions will be balanced among the three property types. Cabot L.P.'s acquisitions during 2000 were 16% bulk distribution, 54% multitenant distribution and 30% workspace properties measured by cost.

      Relationships with Institutional Real Estate Investors

Prior to the formation of Cabot L.P., management operated Cabot Partners, a real estate investment advisory company, which was focused on serving public and private pension funds and other institutional real estate investors. This has provided Cabot L.P.'s management with an extensive knowledge of and, Cabot L.P. believes, a favorable reputation with such investors. Cabot L.P. believes that it will benefit from its relationships with these investors through new and continuing existing investment and management programs through Cabot Advisors as well as the Joint Ventures.

      Capital Resources and UPREIT Structure

As of December 31, 2000, Cabot L.P. had a debt-to-total market capitalization ratio of approximately 38%. Cabot L.P. has used its relatively unleveraged capital structure and substantial equity base in its acquisition and development activities. Cabot L.P. believes that its ability to borrow using its $325 million revolving credit acquisition facility ("the Acquisition Facility") has enhanced its credibility with potential property sellers. Cabot Trust's UPREIT structure, which enables it to acquire industrial properties on a noncash basis by exchanging Units in Cabot L.P. for properties in a tax-deferred manner, also provides an alternative, depending on market conditions, to a taxable cash sale for tax-paying property owners.

Joint Venture Programs

During 2000, Cabot L.P. entered into separate joint venture arrangements with Chase Capital Partners, GE Capital Real Estate and Teachers Insurance and Annuity Association - College Retirement Fund (TIAA-CREF), (collectively, "the Joint Ventures"). Cabot L.P. is the managing member of the Joint Ventures and expects to earn acquisition, development, asset and property management fees for the services it provides to the Joint Ventures. As of December 31, 2000, the Joint Ventures owned $97.5 million of property consisting of 1.7 million square feet. Cabot L.P.'s investment in the Joint Ventures as of that date totaled $9.1 million. The remaining equity commitment of Cabot L.P. and its co-venturers is approximately $140 million, of which Cabot L.P.'s share is $28 million. Cabot L.P. expects the Joint Ventures to acquire approximately $320 million of additional properties.

As the operating partner of each Joint Venture, Cabot L.P. (i) handles the administration of the Joint Venture; (ii) manages the day-to-day operations of the property held by the Joint Venture; (iii) oversees construction and development in the case of a Joint Venture with a property under development; and (iv) either had the power to recommend the sale or refinancing of the property or, in certain Joint Ventures in which such decisions are vested in the other partner, Cabot L.P. has the ability to cause the sale or marketing of the property in accordance with preestablished procedures in accordance with the Joint Venture operating agreement. Most major decisions, such as material financings, would require the approval of both partners to the Joint Venture and any disputes over such major decisions would generally be resolved through the exercise of a buy-sell provision in the Joint Venture operating agreement.

Policies

The following is a description of policies that have been adopted by Cabot Trust's Board of Trustees for the conduct of the business of Cabot Trust and Cabot L.P. These policies may be amended or revised from time to time without Cabot Trust shareholder approval, except that shareholder approval would be required for Cabot Trust to change its policy of holding its assets and conducting its business only through Cabot L.P. and its subsidiaries and other affiliates, including Cabot Advisors, Inc. ("Cabot Advisors") and joint ventures in which Cabot L.P. or a subsidiary may be a partner. In addition, changes in policies with respect to conflicts of interest must be consistent with legal requirements.

Investment Policies

Cabot Trust conducts all of its investment activities through Cabot L.P., its subsidiaries and other affiliates (including Cabot Advisors) and joint ventures with institutional partners and may conduct future activities through additional joint ventures in which Cabot L.P. or a subsidiary may be a partner. Cabot L.P.'s investment policy is to purchase or build income-producing industrial properties primarily for long-term capital appreciation and rental growth, and to expand and improve its properties or to sell them, in whole or in part, when the circumstances warrant.

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

Cabot L.P. currently invests in existing improved properties and development projects. It does not limit its investment or development activities to any geographic area or product type or to a specified percentage of assets. While Cabot L.P. intends to maintain diversity in its investments in terms of property location, size and market, Cabot L.P. does not have any limit on the amount or percentage of its assets that may be invested in any one property or any one geographic area. Cabot Trust intends to conduct the investment and development activities of Cabot L.P. in a manner that is consistent with the maintenance of Cabot Trust's status as a REIT for federal income tax purposes.

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

Subject to the limitations on ownership of certain types of assets and the gross income tests imposed by the Code, Cabot L.P. also may invest in the securities of other REITs, other entities engaged in real estate activities or other issuers, including investments made for the purpose of exercising control over such entities. Cabot L.P. may enter into additional joint ventures or partnerships for the purpose of obtaining an equity interest in a particular property in accordance with its investment policies. Such investments may permit Cabot L.P. to own interests in larger assets without unduly restricting diversification and, therefore, add flexibility in structuring its portfolio. Cabot Trust and Cabot L.P. do not intend to enter into joint ventures or partnerships to make investments that would not meet their own investment policies.

Financing Policies

As a general policy, Cabot L.P. intends to limit its total consolidated indebtedness incurred so that at the time any debt is incurred, Cabot L.P.'s debt-to-total market capitalization ratio does not exceed 40%. Cabot Trust's Declaration of Trust and Bylaws and Cabot L.P.'s Partnership Agreement do not, however, limit the amount or percentage of indebtedness that they may incur. Moreover, due to fluctuations in the value of Cabot L.P.'s portfolio of properties over time, and since any determination of its debt-to-total market capitalization ratio is made only at the time debt is incurred, the debt-to-total market capitalization ratio could exceed the 40% level. In addition, Cabot L.P. may modify its debt policy from time to time in light of changes in economic conditions, relative costs of debt and equity capital, the market values of its properties, general conditions in the market for debt and equity securities, fluctuations in the market price of Cabot Trust's Common Shares, growth and acquisition opportunities and other factors. If its debt policy were changed, Cabot L.P. could become more highly leveraged, resulting in an increased risk of default on its obligations and a related increase in debt service requirements that could adversely affect the financial condition and results of operations of Cabot L.P. and its ability to make distributions to unitholders.

Cabot L.P. has not established any limit on the number or amount of mortgages that it may place on any single property or on its portfolio as a whole.

To the extent that Cabot Trust's Board of Trustees decides to obtain additional capital, Cabot L.P. may raise such capital through offerings of Cabot Trust's Common or Preferred Shares, or of Cabot L.P.'s partnership units, including preferred units, debt financings or retention of cash available for distribution (subject to provisions in the Code concerning the taxability of undistributed REIT income), or a combination of these methods. As long as Cabot L.P. is in existence, the net proceeds of the sale of Common Shares or Preferred Shares by Cabot Trust will be transferred to Cabot L.P. in exchange for that number of Units or Preferred Units that equals the number of Common Shares or Preferred Shares sold by Cabot Trust.

Cabot Trust presently anticipates that any borrowings would be made through Cabot L.P., although Cabot Trust may incur indebtedness directly and loan the proceeds to Cabot L.P. Borrowings may be unsecured or may be secured by any or all of the assets of Cabot L.P. (to the extent not prohibited by existing debt arrangements), or any existing or new property-owning partnership and may have full or limited recourse to all or any portion of the assets of Cabot L.P., or any existing or new property-owning partnership. Indebtedness incurred may be in the form of bank borrowings, purchase money obligations to sellers of properties, publicly or privately placed debt instruments or financing from institutional investors or other lenders. The proceeds from borrowings may be used for working capital, to refinance existing indebtedness or to finance acquisitions, expansions or the development of new properties and for the payment of distributions.

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

Policies with Respect to Other Activities

Cabot L.P. may, but does not presently intend to, make investments that are different from those described herein. Cabot Trust has authority to offer its Common Shares, other shares of beneficial interest or other securities for cash or in exchange for property and to repurchase or otherwise reacquire its shares or any other securities and may engage in such activities in the future. Cabot L.P. and Cabot Trust have no outstanding loans to other entities or persons, including officers and Trustees of Cabot Trust, except loans to Cabot Advisors and loans to entities in which Cabot L.P. is a 20% joint venture partner. Cabot L.P. has not engaged in trading, underwriting or agency distribution, or sales of securities of other issuers and does not currently intend to do so. Cabot Trust has also not invested in the securities of companies other than Cabot L.P. for the purpose of exercising control over such companies and does not currently intend to do so. Cabot L.P. and Cabot Trust make and intend to continue to make investments in such a way that neither will be treated as an investment company under the Investment Company Act of 1940. Its policies with respect to such activities may be reviewed and modified or amended from time to time by the Board of Trustees of Cabot Trust without the approval of Cabot Trust's shareholders or Cabot L.P.'s limited partners.

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

Cabot Trust's Bylaws provide that Section 2-419 of the Maryland General Corporation Law, relating to transactions by interested directors, will be available for and apply to contracts and other transactions between Cabot Trust and any of its Trustees, or between Cabot Trust and any other trust, corporation or other entity of or in which any of Cabot Trust's Trustees is a trustee or director or has a material financial interest. Under Section 2-419, a contract or other transaction between a corporation and any of its directors and any other corporation, firm or other entity in which any of its directors is a director or has a material financial interest is not void or voidable solely because of (a) the common directorship or interest, (b) the presence of the director at the meeting of the board or a committee of the board that authorizes, approves or ratifies the contract or transaction, (c) the counting of the vote of the director for the authorization, approval or ratification of the contract or transaction if either (i) after disclosure of the interest, the transaction is authorized, approved or ratified by the affirmative vote of a majority of the disinterested directors, or by the affirmative vote of a majority of the votes cast by shareholders entitled to vote other than the votes of shares owned of record or beneficially by the interested director or such corporation, firm or other entity or (ii) the transaction is fair and reasonable to the corporation.

Cabot L.P. Partnership Agreement

The Cabot L.P. Partnership Agreement gives Cabot Trust, in its capacity as general partner, full and exclusive discretion in managing and controlling the business of Cabot L.P. and in making all decisions affecting the business and assets of Cabot L.P., with limited exceptions. In the Partnership Agreement, the limited partners have acknowledged and agreed that Cabot Trust is acting on behalf of both Cabot L.P. and Cabot Trust's shareholders generally and that, in its capacity as general partner of Cabot L.P., Cabot Trust is under no obligation to consider separate interests of the Cabot L.P. limited partners in deciding whether to cause Cabot L.P. to take or to decline to take, any actions which Cabot Trust, in its capacity as general partner, has undertaken in good faith on behalf of Cabot L.P. In addition, Cabot Trust in its capacity as general partner is not responsible for any misconduct or negligence on the part of its agents, provided that such agents were appointed in good faith. The Cabot L.P. Partnership Agreement also provides that neither Cabot Trust nor any of its affiliates (including its officers and Trustees) may sell, transfer or convey any property to, or purchase any property from, Cabot L.P., except on terms that are fair and reasonable and no less favorable than would be obtained from an unaffiliated party.

Security Holder Reports

Cabot Trust makes annual reports to its shareholders regarding the business of Cabot Trust and Cabot L.P. that include audited consolidated financial statements. Cabot L.P. does not currently provide separate annual or other reports to security holders of Cabot L.P. and does not expect to do so, except to the extent it specifically undertakes to do so in connection with the issuances of debt or other securities.

Competition

Numerous industrial properties compete with Cabot L.P.'s properties in attracting tenants to lease space and additional properties can be expected to be built in the markets in which the properties are located. The number and quality of competitive industrial properties in a particular area has a material effect on Cabot L.P.'s ability to lease space at the properties or at newly acquired or developed properties and on the rents charged. Some of these competing properties may be newer or better located than Cabot L.P.'s properties.

In addition, the industrial real estate acquisition market has become highly competitive. There are a significant number of buyers and developers of industrial property, including other publicly traded industrial REITs, many of which have significant financial resources. Accordingly, it is possible that Cabot L.P. may not be able to meet its targeted level of property acquisitions and developments due to such competition or other factors that may have an adverse effect on Cabot L.P.'s expected growth in Funds from Operations ("FFO") in future periods.

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

In light of the California earthquake risk, California building codes have since the early 1970's established minimum construction standards for all new buildings and also contain guidelines for seismic upgrading of existing buildings that are intended to reduce the possibility and severity of loss from earthquakes. The construction standards and upgrading, however, do not eliminate the possibility of earthquake loss. Cabot L.P.'s current policy is to obtain earthquake insurance if available at acceptable cost. As of December 31, 2000, all of Cabot L.P.'s 87 properties located in California are covered by earthquake insurance in amounts believed by management to be reasonable. Cabot L.P. currently maintains blanket earthquake insurance coverage for all properties located outside California in amounts Cabot L.P. believes to be reasonable.

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

Certain environmental laws and common law principles could be used to impose liability for release of, and exposure to, hazardous substances and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. As the owner of real properties, Cabot L.P. may be potentially liable for any such costs.

Phase I environmental site assessment reports ("Phase I ESAs") were obtained by the original Contributing Investors in connection with their initial acquisitions of the properties, or were obtained by Cabot Trust in connection with the transactions resulting in Cabot Trust's formation as a publicly traded company. In accordance with Cabot Trust's acquisition policies, Cabot Trust has also obtained Phase I ESAs for all of the properties acquired since the completion of the Formation Transactions. The purpose of Phase I ESAs is to identify potential sources of contamination for which Cabot L.P. may be responsible and to assess the status of environmental regulatory compliance. The earliest of the Phase I ESAs for Cabot L.P.'s properties were obtained in 1988 and Phase I ESAs on approximately 12% of the properties owned as of December 31, 2000 were obtained prior to 1995. Commonly accepted standards and practices for Phase I ESAs have evolved to encompass higher standards and more extensive procedures over the period from 1988 to the present.

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

Cabot Advisors

Cabot Advisors provides investment advisory and asset management services to the former clients of Cabot Partners that elected not to contribute some or all of their industrial properties to Cabot Trust. In addition, Cabot Advisors provides property management services to Cabot L.P. and to the properties of some clients that are not associated with Cabot Trust. Cabot L.P. intends to explore opportunities for co-investment directly and will also seek to expand its advisory business through Cabot Advisors. Cabot L.P. believes that its investment in Cabot Advisors will help it achieve economies of scale with its property management systems, increase market penetration and provide access to further acquisition opportunities.

To permit Cabot Trust to share in the income of Cabot Advisors while maintaining its status as a REIT under the law in effect prior to January 1, 2001, Cabot L.P. owned all of Cabot Advisors' nonvoting preferred stock (representing 95% of its economic interest in Cabot Advisors) and Ferdinand Colloredo-Mansfeld, Cabot Trust's Chief Executive Officer, owned all of Cabot Advisors' voting common stock (representing 5% of its economic interest therein). Although Cabot Trust receives substantially all of the economic benefit of Cabot Advisors' business through distributions from Cabot L.P., Cabot Trust is not able to vote on the election of Cabot Advisors' directors or officers and, as a result, does not have the ability to control Cabot Advisors' operations or require its board of directors to declare and pay cash dividends.

The REIT Modernization Act ("RMA"), which was effective on January 1, 2001, modifies certain provisions of the Code with respect to the taxation of REITs. Primarily, the RMA allows for the creation of Taxable REIT Subsidiaries ("TRS") which will allow Cabot Trust (directly or indirectly through Cabot L.P.) to own up to 100% of a TRS (previously limited to 10% of the voting stock). As a result of this legislation, for federal income tax purposes, Cabot Trust and Cabot Advisors have jointly elected to treat Cabot Advisors as a TRS. However, certain current state law restrictions have prevented Cabot Trust from changing the ownership structure such that Cabot Trust would own 100% of Cabot Advisors. Therefore, until such state law restrictions have been suspended, Cabot L.P. will continue to own only Cabot Advisor's non-voting preferred stock.

In addition, under the RMA, not more than 20% of the value of a REIT's total assets may be represented by securities of one or more TRS. A TRS will be subject to full corporate level taxation on its earnings, but will be permitted to engage in certain types of activities, such as those performed by Cabot Advisors, which cannot currently be performed by REITs or their controlled subsidiaries without jeopardizing REIT status. A TRS is subject to certain limitations on the deductibility of certain payments made to the associated REIT which could materially increase the taxable income of the TRS and are subject to prohibited transaction taxes on certain other payments made to the associated REIT. Moreover, rents paid by a taxable REIT subsidiary to the associated REIT may be excluded from qualification as rents from real property under certain circumstances.

Leases

Cabot L.P.'s properties typically are leased on a triple net basis, meaning that the tenants pay their proportionate share of real estate taxes and operating costs. However, some of the properties are leased at higher gross rents with Cabot L.P. being responsible for paying a stated amount of real estate taxes and operating costs and tenants being responsible for any and all increases in such taxes and costs above that stated amount. Excluding lease renewal options, lease terms typically range from three to five years or, for leases that are renewed, a shorter period of generally two to three years. Approximately 52% (based on annualized net rent) of Cabot L.P.'s leases contain provisions for automatic increases of a specified amount or percentage at a certain point or points during the term of the lease.

Employees

At December 31, 2000, Cabot L.P. and Cabot Advisors employed 103 persons, none of who are represented by any collective bargaining organization. Cabot L.P. believes it has good relations with its employees.

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

The table set forth below summarizes information regarding Cabot L.P.'s properties and markets as of December 31, 2000. All of the properties listed are owned, directly or through title holding entities, by Cabot L.P.

                         Properties by Region and Market
                             As of December 31, 2000

                                                                                   Rentable Sq. Ft.      Annualized Net Rent (1)
                                                                                   ----------------      -----------------------
                                                             Year     Number                                                    Per
                                                           Built/         of               Percent                Percent     Leased
Property Type and Location                              Renovated Properties        Number  Leased        Amount of Total    Sq. Ft.
--------------------------                              --------- ----------        ------  ------        ------ --------    -------
BULK DISTRIBUTION PROPERTIES:

WEST REGION

Los Angeles Market
 Vintage Avenue, Ontario, CA                                 1988          1       284,559    100%   $   973,200    0.6%   $   3.42
 Dahlia Street, Fontana, CA                                  1989          1       278,560    100%     1,034,136    0.6%       3.71
 South Vintage Avenue, Building 1, Ontario, CA (2),(3)       1986          1       272,448    100%       883,588    0.5%       3.24
 Deforest Circle, Mira Loma, CA                              1992          1       250,584    100%       918,291    0.5%       3.66
 South Vintage Avenue, Building 2, Ontario, CA (2),(3)       1986          1       248,064    100%       787,615    0.4%       3.18
 Santa Anita Avenue, Rancho Cucamonga, CA                    1988          1       212,300    100%       792,864    0.5%       3.73
 San Fernando Road, Sun Valley, CA                           1980          1       181,635    100%     1,038,571    0.6%       5.72
 Rowland Street, City of Industry, CA                        1998          1       181,635    100%       807,924    0.5%       4.45
 South Rockfeller Avenue, Ontario, CA                        1986          1       164,140      0%             0    0.0%       0.00
 East Jurupa Street, Ontario, CA (2),(3)                     1986          1       142,404    100%       489,072    0.3%       3.43
                                                                       -----   -----------    ----   -----------   -----   --------

                                  Market Subtotal                         10     2,216,329     93%   $ 7,725,261    4.5%   $   3.76

Phoenix Market
 North 104th Avenue, Tolleson, AZ                            1995          1       279,279    100%   $   856,249    0.5%   $   3.07
 North 103rd Street, Phoenix, AZ                             1999          1       279,186    100%       942,524    0.5%       3.38
 West Van Buren, Tolleson, AZ                                1997          1       278,142    100%       868,470    0.5%       3.12
 South 84th Avenue, Tolleson, AZ                             1989          1       236,007    100%       802,488    0.5%       3.40
 South 41st Avenue, Building 2, Phoenix, AZ                  1985          1       223,740    100%       727,235    0.4%       3.25
 South 63rd Avenue, Phoenix, AZ                              1990          1       168,165    100%       511,033    0.3%       3.04
 North 47th Avenue, Phoenix, AZ                              1986          1       163,200    100%       493,035    0.3%       3.02
 South 49th Avenue, Phoenix, AZ                              1989          1       114,871    100%       358,397    0.2%       3.12
 South 55th Avenue, Phoenix, AZ                              1986          1       100,000    100%       324,000    0.2%       3.24
                                                                       -----   -----------    ----   -----------   -----   --------

                                  Market Subtotal                          9     1,842,590    100%   $ 5,883,431    3.4%   $   3.19

San Diego Market
 Dornoch Court, San Diego, CA                                1988          1       220,000    100%   $ 1,120,384    0.7%   $   5.09
 Newton Drive, Carlsbad, CA                                  1999          1       179,721    100%     1,189,716    0.7%       6.62
                                                                       -----   -----------    ----   -----------   -----   --------

                                  Market Subtotal                          2       399,721    100%   $ 2,310,100    1.4%   $   5.78
                                                                       -----   -----------    ----   -----------   -----   --------

                             WEST REGION SUBTOTAL                         21     4,458,640     96%   $15,918,792    9.3%   $   3.71

SOUTHWEST REGION

Dallas Market
 DFW Trade Center, Building 1, Grapevine, TX                 1996          1       540,000    100%   $ 1,705,803    1.0%   $   3.16
 Patriot Drive, Building 2, Coppell, TX                      1997          1       503,074    100%     1,644,780    1.0%       3.27
 DFW Trade Center, Building 2, Grapevine, TX                 1997          1       440,000    100%     1,278,000    0.7%       2.90
 Luna Road, Carrollton, TX                                   1996          1       205,400    100%       679,992    0.4%       3.31
 Patriot Drive, Building 1, Coppell, TX                      1997          1       142,748    100%       470,304    0.3%       3.29
 Airline Drive, Building 2, Coppell, TX                      1990          1       140,800    100%       528,000    0.3%       3.75
                                                                       -----   -----------    ----   -----------   -----   --------

                        SOUTHWEST REGION SUBTOTAL                          6     1,972,022    100%   $ 6,306,879    3.7%   $   3.20

MIDWEST REGION

Chicago Market
 West 73rd Street, Building 2, Bedford Park, IL              1986          1       380,269    100%   $ 1,235,874    0.7%   $   3.25
 Crossroads Parkway, Bolingbrook, IL                         1995          1       299,520    100%     1,103,331    0.7%       3.68
 Mark Street, Wood Dale, IL                                  1985          1       234,000     55%       557,687    0.3%       4.37
 West 73rd Street, Building 1, Bedford Park, IL              1982          1       233,282     70%       523,362    0.3%       3.21
 West 73rd Street, Building 3, Bedford Park, IL              1979          1       232,000     44%       333,012    0.2%       3.25
 Arthur Avenue, Elk Grove, IL                           1978/1995          1       230,768    100%       745,380    0.4%       3.23
 Harvester Drive, Chicago, IL                                1974          1       212,922    100%       692,430    0.4%       3.25

                                                                                   Rentable Sq. Ft.      Annualized Net Rent (1)
                                                                                   ----------------      -----------------------
                                                             Year     Number                                                    Per
                                                           Built/         of               Percent                Percent     Leased
Property Type and Location                              Renovated Properties        Number  Leased        Amount of Total    Sq. Ft.
--------------------------                              --------- ----------        ------  ------        ------ --------    -------
 Remington Street, Bolingbrook, IL                           1996          1       212,333    100%       814,784    0.5%       3.84
 Ambassador Road, Naperville, IL                             1996          1       203,500    100%       817,025    0.5%       4.01
 South Frontenac, Naperville, IL                             1975          1       200,117    100%       651,556    0.4%       3.26
 North Raddant Road, Batavia, IL                             1991          1       170,462    100%       711,954    0.4%       4.18
                                                                       -----   -----------    ----   -----------   -----   --------

                                  Market Subtotal                         11     2,609,173     88%   $ 8,186,395    4.8%   $   3.55

Cincinnati/Northern Kentucky Market
 Holton Drive, Independence, KY                              1996          1       352,000    100%   $   991,951    0.6%   $   2.82
 Kingsley Drive, Building 2, Cincinnati, OH                  1981          1       249,402    100%       753,359    0.5%       3.02
 International Road, Building 2, Cincinnati, OH              1990          1       204,800    100%       721,520    0.4%       3.52
 International Road, Building 1, Cincinnati, OH              1990          1       192,000    100%       547,200    0.3%       2.85
 International Way, Hebron, KY                               1990          1       192,000    100%       528,000    0.3%       2.75
 Kingsley Drive, Building 1, Cincinnati, OH                  1981          1       154,004    100%       504,152    0.3%       3.27
                                                                       -----   -----------    ----   -----------   -----   --------

                                  Market Subtotal                          6     1,344,206    100%   $ 4,046,182    2.4%   $   3.01

Columbus Market
 Westbelt Drive, Building 2, Columbus, OH                    1980          1       229,200    100%   $   584,460    0.3%   $   2.55
 Equity Drive, Building 1, Columbus, OH                      1980          1       227,480    100%       640,832    0.4%       2.82
                                                                       -----   -----------    ----   -----------   -----   --------

                                  Market Subtotal                          2       456,680    100%   $ 1,225,292    0.7%   $   2.68

Other Market
 North State Road #9, Howe, IN                               1988          1       346,515    100%   $   748,472    0.5%   $   2.16
                                                                       -----   -----------    ----   -----------   -----   --------

                          MIDWEST REGION SUBTOTAL                         20     4,756,574     94%   $14,206,341    8.4%   $   3.19

SOUTHEAST REGION

Atlanta Market
 Highway 316, Dacula, GA                                     1989          1       326,019    100%   $ 1,117,779    0.6%   $   3.43
 Westgate Parkway, Fulton County, GA                         1988          1       231,835    100%       695,505    0.4%       3.00
 Evergreen Boulevard, Building 1, Duluth, GA                 1999          1       180,000    100%       711,000    0.4%       3.95
                                                                       -----   -----------    ----   -----------   -----   --------

                                  Market Subtotal                          3       737,854    100%   $ 2,524,284    1.4%   $   3.42

Charlotte Market
 Marine Drive, Rock Hill, SC                                 1997          1       471,744    100%   $ 1,369,236    0.8%   $   2.90
 Nations Ford Road, Charlotte, NC                            1999          1       259,200    100%       870,378    0.5%       3.36
 Westinghouse Boulevard, Building 3, Charlotte, NC           1994          1       183,551    100%       611,742    0.4%       3.33
 Reames Road, Charlotte, NC                                  1994          1       105,600    100%       328,874    0.2%       3.11
                                                                       -----   -----------    ----   -----------   -----   --------

                                  Market Subtotal                          4     1,020,095    100%   $ 3,180,230    1.9%   $   3.12

 Memphis Market
  Pilot Drive, Memphis, TN                                   1987          1       336,080    100%   $   864,286    0.5%   $   2.57
                                                                       -----   -----------    ----   -----------   -----   --------
 Orlando Market
  Landstreet Road, Building 1, Orlando, FL                   1997          1       355,732    100%   $ 1,639,782    0.9%   $   4.61
                                                                       -----   -----------    ----   -----------   -----   --------

                        SOUTHEAST REGION SUBTOTAL                          9     2,449,761    100%   $ 8,208,582    4.7%   $   3.35

 NORTHEAST REGION

 Baltimore/Washington Market
  Oceano Avenue, Jessup, MD                                  1987          1       243,895    100%   $   853,633    0.5%   $   3.50
  Tar Bay Drive, Jessup, MD                                  1990          1       210,000    100%       672,136    0.4%       3.20
                                                                       -----   -----------    ----   -----------   -----   --------

                                  Market Subtotal                          2       453,895    100%   $ 1,525,769    0.9%   $   3.36

Harrisburg Market
  Cumberland Parkway, Harrisburg, PA                         1992          1       340,000    100%   $ 1,144,967    0.7%   $   3.37
  Brackbill Boulevard, Building 1, Mechanicsburg, PA    1984/1994          1       259,200    100%       913,069    0.5%       3.52
  Brackbill Boulevard, Building 2, Mechanicsburg, PA    1986/1994          1       235,200    100%       828,432    0.5%       3.52

                                                                                   Rentable Sq. Ft.      Annualized Net Rent (1)
                                                                                   ----------------      -----------------------
                                                             Year     Number                                                    Per
                                                           Built/         of               Percent                Percent     Leased
Property Type and Location                              Renovated Properties        Number  Leased        Amount of Total    Sq. Ft.
--------------------------                              --------- ----------        ------  ------        ------ --------    -------
  Fulling Mill Road, Harrisburg, PA                          1999          1       186,000    100%       716,474     0.4%      3.85
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                          4     1,020,400    100%  $  3,602,942     2.1%  $   3.53

 New York/New Jersey Market
  Herrod Boulevard, South Brunswick, NJ                 1989/1998          1       400,000    100%  $  1,658,449     1.0%  $   4.15
  South Middlesex Avenue, Building 1, Cranbury, NJ           1989          1       204,369    100%       735,728     0.4%      3.60
  Birch Creek Road, Bridgeport, NJ                      1991/1997          1       203,229    100%       792,463     0.5%      3.90
  Pepes Farm Road, Milford, CT                               1980          1       200,000     50%       515,000     0.3%      5.15
  Pierce Street, Franklin Township, NJ                       1984          1       182,764    100%       913,824     0.5%      5.00
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                          5     1,190,362     92%  $  4,615,464     2.7%  $   4.23
                                                                       -----    ----------    ----  ------------   ------  --------

                        NORTHEAST REGION SUBTOTAL                         11     2,664,657     96%  $  9,744,175     5.7%  $   3.80
                                                                       -----    ----------    ----  ------------   ------  --------

 BULK DISTRIBUTION PROPERTIES TOTAL                                       67    16,301,654     97%  $ 54,384,769    31.8%  $   3.46

 MULTITENANT DISTRIBUTION PROPERTIES:

 WEST REGION

 Los Angeles Market

  East Dyer Road, Santa Ana, CA                         1954/1965          1       372,096     72%  $  1,268,134     0.7%  $   4.72
  Alondra Boulevard, La Mirada, CA                      1969/1975          1       237,089    100%       910,421     0.5%      3.84
  West Rincon Street, Corona, CA                             1986          1       162,900    100%       752,400     0.4%      4.62
  Industry Circle, La Mirada, CA                        1966/1973          1       112,946    100%       555,696     0.3%      4.92
  12th Street, Chino, CA                                     1990          1       104,600    100%       416,400     0.3%      3.98
  North San Fernando Road, Building 1, Los Angeles, CA       1965          1       102,800    100%       679,921     0.4%      6.61
  West Manville Street, Rancho Dominguez, CA                 1980          1       100,000    100%       438,000     0.3%      4.38
  East Vista Bella Way, Rancho Dominguez, CA                 1973          1       100,000    100%       444,000     0.3%      4.44
  East Santa Ana Street, Building 1, Ontario, CA             1990          1        98,782    100%       355,615     0.2%      3.60
  Jersey Court, Rancho Cucamonga, CA                         1989          1        88,134    100%       291,000     0.2%      3.30
  Tyburn Street, Los Angeles, CA                             1965          1        85,142    100%       559,572     0.3%      6.57
  East Cedar Street, Ontario, CA                             1999          1        81,322    100%       398,181     0.2%      4.90
  North San Fernando Road, Building 2, Los Angeles, CA       1965          1        80,500    100%       674,107     0.4%      8.37
  Parco Street, Ontario, CA                                  1999          1        72,000    100%       309,960     0.2%      4.31
  South Parco Street, Ontario, CA                            1999          1        71,484    100%       381,502     0.2%      5.34
  East Santa Ana Street, Building 2, Ontario, CA             1990          1        62,398    100%       224,632     0.1%      3.60
  North San Fernando Road, Building 3, Los Angeles, CA       1965          1        58,860    100%       458,342     0.3%      7.79
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                         17     1,991,053     95%  $  9,117,883     5.3%  $   4.83

 Phoenix Market
  South 40th Avenue, Building 3, Phoenix, AZ                 1987          1       201,600    100%  $    665,280     0.4%  $   3.30
  South 41st Avenue, Building 1, Phoenix, AZ                 1989          1       161,230    100%       459,505     0.3%      2.85
  South 39th Avenue, Phoenix, AZ                             1989          1       159,450    100%       677,391     0.4%      4.25
  44th Avenue, Phoenix, AZ                                   1997          1       144,592    100%       513,434     0.3%      3.55
  South 53rd Avenue, Phoenix, AZ                             1987          1       127,680    100%       360,057     0.2%      2.82
  South 40th Avenue, Building 2, Phoenix, AZ                 1989          1       127,042    100%       384,872     0.2%      3.03
  South 40th Avenue, Building 1, Phoenix, AZ                 1990          1       126,360    100%       368,582     0.2%      2.92
  South 9th Street, Phoenix, AZ                              1983          1        89,423    100%       482,884     0.3%      5.40
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                          8     1,137,377    100%  $  3,912,005     2.3%  $   3.44

 San Francisco Market
  Cherry Street, Building 2, Newark, CA                      1960          1       274,349    100%  $  1,078,017     0.6%  $   3.93
  Cherry Street, Building 1, Newark, CA                      1990          1       226,322     60%       855,341     0.5%      6.28
  McLaughlin Avenue, San Jose, CA                            1975          1       134,483    100%       736,008     0.4%      5.47
  Cherry Street, Building 3, Newark, CA                      1990          1       108,170    100%       811,361     0.5%      7.50
  Reed Avenue, Building 2, West Sacramento, CA (2)           1988          1       105,600    100%       461,460     0.3%      4.37
  Reed Avenue, Building 1, West Sacramento, CA (2)           1988          1       103,110    100%       471,765     0.3%      4.58
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                          6       952,034     91%  $  4,413,952     2.6%  $   5.12

                                                                                   Rentable Sq. Ft.      Annualized Net Rent (1)
                                                                                   ----------------      -----------------------
                                                             Year     Number                                                    Per
                                                           Built/         of               Percent                Percent     Leased
Property Type and Location                              Renovated Properties        Number  Leased        Amount of Total    Sq. Ft.
--------------------------                              --------- ----------        ------  ------        ------ --------    -------
 Seattle Market
  Kent West Corporate Park, II, Kent, WA                     1989          1       250,820    100%  $    993,624     0.6%  $   3.96
                                                                       -----    ----------    ----  ------------   ------  --------

                             WEST REGION SUBTOTAL                         32     4,331,284     96%  $ 18,437,464    10.8%  $   4.46

SOUTHWEST REGION

 Dallas Market
  North Lake Drive, Coppell, TX                              1982          1       230,400    100%  $    730,266     0.4%  $   3.17
  East Plano Parkway, Plano, TX                              1998          1       210,560    100%       989,640     0.6%      4.70
  Regency Crest Drive, Dallas, TX                            1999          1       176,635    100%       627,521     0.4%      3.55
  Hillguard Road, Building 3, Dallas, TX                     1980          1       122,798    100%       432,436     0.2%      3.52
  10th Street, Building 2, Plano, TX                         1997          1       107,260    100%       430,968     0.2%      4.02
  10th Street, Building 1, Plano, TX                         1997          1        99,679    100%       439,824     0.3%      4.41
  Diplomat Drive, Building 2, Farmers Branch, TX             1984          1        82,756    100%       330,305     0.2%      3.99
  113th Street, Arlington, TX                                1979          1        79,735    100%       291,032     0.2%      3.65
  Airline Drive, Building 1, Coppell, TX                     1991          1        75,000    100%       262,500     0.2%      3.50
  Hillguard Road, Building 2, Dallas, TX                     1980          1        71,565    100%       228,035     0.1%      3.19
  Hillguard Road, Building 1, Dallas, TX                     1980          1        53,647    100%       185,859     0.1%      3.46
                                                                       -----    ----------    ----  ------------   ------  --------

                           SOUTHWEST REGION TOTAL                         11     1,310,035    100%  $  4,948,386     2.9%  $   3.78

 MIDWEST REGION

 Chicago Market
  Medinah Road, Building 1, Chicago, IL                      1986          1       319,459    100%  $  1,741,840     1.0%  $   5.45
  Medinah Road, Building 2, Chicago, IL                      1986          1       160,799    100%       876,751     0.5%      5.45
  Greenleaf Avenue, Elk Grove Village, IL               1968/1995          1       150,000    100%       668,607     0.4%      4.46
  High Grove Lane, Naperville, IL                            1994          1        95,000      0%             0     0.0%      0.00
  South 78th Avenue, Hickory Hills, IL                       1981          1        83,096     65%       229,799     0.2%      4.28
  Swenson Avenue, St. Charles, IL                            1988          1        81,110    100%       320,039     0.2%      3.95
  Western Avenue, Lisle, IL                             1979/1985          1        67,996    100%       396,743     0.2%      5.83
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                          7       957,460     87%  $  4,233,779     2.5%  $   5.08

 Cincinnati/Northern Kentucky Market
  Lake Forest Drive, Building 1, Blue Ash, OH                1978          1       239,891    100%  $    661,885     0.4%  $   2.76
  Lake Forest Drive, Building 2, Blue Ash, OH                1979          1       176,956    100%       522,711     0.3%      2.95
  Kenwood Road, Building 2, Blue Ash, OH                     1975          1       144,843    100%       331,690     0.2%      2.29
  Kenwood Road, Building 1, Blue Ash, OH                     1965          1       121,284    100%       283,121     0.2%      2.33
  Kenwood Road, Building 3, Blue Ash, OH                     1964          1       103,415    100%       236,820     0.1%      2.29
  Kenwood Road, Building 4, Blue Ash, OH                     1969          1       102,100    100%       256,275     0.1%      2.51
  Kenwood Road, Building 7, Blue Ash, OH                     1973          1       100,320    100%       225,720     0.1%      2.25
  Kenwood Road, Building 5, Blue Ash, OH                     1970          1       100,000    100%       305,000     0.2%      3.05
  Kenwood Road, Building 6, Blue Ash, OH                     1971          1        98,093    100%       295,312     0.2%      3.02
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                          9     1,186,902    100%  $  3,118,534     1.8%  $   2.63

 Columbus Market
  Port Road, Building 1, Franklin County, OH                 1995          1       205,109     76%  $    434,343     0.3%  $   2.77
  Westbelt Drive, Building 1, Columbus, OH                   1980          1       202,000    100%     1,070,600     0.6%      5.30
  Twin Creek Drive, Columbus, OH                             1989          1       176,000    100%       516,207     0.3%      2.93
  Port Road, Building 2, Franklin County, OH                 1995          1       156,000    100%       457,099     0.3%      2.93
  International Street, Columbus, OH                         1988          1       152,800    100%       404,920     0.2%      2.65
  Dividend Drive, Columbus, OH                               1980          1       144,850    100%       443,241     0.3%      3.06
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                          6     1,036,759     95%  $  3,326,410     2.0%  $   3.37

 Minneapolis Market
  Lexington Avenue, Eagan, MN                           1979/1984          1       184,432     71%  $    399,764     0.2%  $   3.05
  Trenton Lane, Plymouth, MN                                 1994          1       122,032    100%       617,930     0.4%      5.06
  Woodale Drive, Building 1, Mounds View, MN                 1992          1        78,016    100%       387,131     0.2%      4.96
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                          3       384,480     86%  $  1,404,825     0.8%  $   4.24

                                                                                   Rentable Sq. Ft.      Annualized Net Rent (1)
                                                                                   ----------------      -----------------------
                                                             Year     Number                                                    Per
                                                           Built/         of               Percent                Percent     Leased
Property Type and Location                              Renovated Properties        Number  Leased        Amount of Total    Sq. Ft.
--------------------------                              --------- ----------        ------  ------        ------ --------    -------
 Other Market
  Sysco Court, Grand Rapids, MI                              1985          1        62,700    100%  $    372,957     0.2%  $   5.95
                                                                       -----    ----------    ----  ------------   ------  --------

                          MIDWEST REGION SUBTOTAL                         26     3,628,301     94%  $ 12,456,505     7.3%  $   3.66

 SOUTHEAST REGION

 Atlanta Market
  Westpark Drive, Building 1, Atlanta, GA                    1981          1       216,074    100%  $    539,189     0.3%  $   2.50
  Buford Highway, Duluth, GA                                 1995          1       210,000    100%       628,476     0.4%      2.99
  Summit Ridge Parkway, Building 2, Duluth, GA               1995          1       173,360    100%       548,092     0.3%      3.16
  Atlanta Industrial Drive, Atlanta, GA                      1986          1       161,965    100%       428,969     0.4%      2.65
  Summit Ridge Parkway, Building 1, Duluth, GA               1997          1       152,282    100%       533,490     0.3%      3.50
  Northmont Parkway, Building 2, Duluth, GA                  1999          1       145,940    100%       644,013     0.4%      4.41
  Evergreen Boulevard, Building 2, Duluth, GA                1999          1       140,250    100%       487,409     0.3%      3.48
  Northmont Parkway, Builidng 5, Duluth, GA                  2000          1       132,912    100%       637,977     0.4%      4.80
  Westpark Drive, Building 2, Atlanta, GA                    1981          1       130,722    100%       281,699     0.1%      2.15
  Northmont Parkway, Building 1, Duluth, GA                  1998          1       123,537    100%       542,385     0.3%      4.39
  Summit Ridge Parkway, Building 3, Duluth, GA               1996          1       100,800    100%       323,568     0.2%      3.21
  Northmont Parkway, Building 3, Duluth, GA                  2000          1        90,000    100%       360,000     0.2%      4.00
  Williams Drive, Building 1, Marietta, GA                   1987          1        84,124    100%       347,275     0.2%      4.13
  Williams Drive, Building 2, Marietta, GA                   1987          1        70,164    100%       253,944     0.1%      3.62
  Williams Drive, Building 3, Marietta, GA                   1987          1        54,032    100%       229,449     0.1%      4.25
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                         15     1,986,162    100%  $  6,785,935     4.0%  $   3.42

 Charlotte Market
  Westinghouse Boulevard, Building 4, Charlotte, NC          1988          1       159,085    100%  $    548,844     0.3%  $   3.45
  Brookford Street, Charlotte, NC                       1984/1999          1       122,000    100%       400,550     0.2%      3.28
  Westinghouse Boulevard, Building 1, Charlotte, NC          1994          1       121,900    100%       418,464     0.3%      3.43
  Cordage Street, Charlotte, NC                              1981          1       112,000    100%       360,555     0.2%      3.22
  Westinghouse Boulevard, Building 2, Charlotte, NC          1992          1       104,000    100%       351,157     0.2%      3.38
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                          5       618,985    100%  $  2,079,570     1.2%  $   3.36

 Orlando Market
  Orlando Central Park, Building 3, Orlando, FL              1991          1       356,583    100%  $  1,473,613     0.9%  $   4.13
  Orlando Central Park, Building 1, Orlando, FL              1988          1       267,432    100%       937,200     0.5%      3.50
  Orlando Central Park, Building 2, Orlando, FL         1983/1998          1       156,660    100%       501,312     0.3%      3.20
  Orlando Central Park, Building 5, Orlando, FL         1985/1998          1       139,800    100%       514,618     0.3%      3.68
  Orlando Central Park, Building 4, Orlando, FL         1984/1998          1       133,424    100%       485,219     0.3%      3.64
  Orlando Central Park, Building 6, Orlando, FL         1986/1998          1       119,000     43%       184,232     0.1%      3.60
  Exchange Drive, Orlando, FL                           1979/1998          1       115,728    100%       452,314     0.3%      3.91
  Kingspointe Parkway, Orlando, FL                           1991          1       101,903    100%       344,690     0.2%      3.38
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                          8     1,390,530     95%  $  4,893,198     2.9%  $   3.70

 South Florida Market
  Northwest 70th Avenue, Miami, FL                           1977          1       215,019    100%  $  1,126,219     0.7%  $   5.24
                                                                       -----    ----------    ----  ------------   ------  --------

                        SOUTHEAST REGION SUBTOTAL                         29     4,210,696     98%  $ 14,884,922     8.8%  $   3.59

 NORTHEAST REGION

 Baltimore/Washington Market
  Stayton Drive, Jessup, MD                                  1985          1       125,800    100%  $    518,262     0.3%  $   4.12
  Bollman Place, Savage, MD                                  1985          1       104,409    100%       490,730     0.3%      4.70
  Port Capital Drive, Jessup, MD                             1974          1        94,381    100%       460,962     0.2%      4.88
  Greenwood Place, Savage, MD                                1985          1        77,424    100%       323,027     0.2%      4.17
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                          4       402,014    100%  $  1,792,981     1.0%  $   4.46

 Boston Market
  Sunnyslope Avenue, Tewksbury, MA                           1987          1       153,641    100%  $    743,216     0.4%  $   4.84
  Kenwood Circle, Franklin, MA                               1987          1       153,369    100%       601,334     0.4%      3.92

                                                                                   Rentable Sq. Ft.      Annualized Net Rent (1)
                                                                                   ----------------      -----------------------
                                                             Year     Number                                                    Per
                                                           Built/         of               Percent                Percent     Leased
Property Type and Location                              Renovated Properties        Number  Leased        Amount of Total    Sq. Ft.
--------------------------                              --------- ----------        ------  ------        ------ --------    -------
  South Street, Hopkinton, MA                                1987          1        70,600    100%       372,855     0.2%      5.28
  Progress Road, Building 2, Billerica, MA                   1988          1        69,500    100%       369,575     0.2%      5.32
  Progress Road, Building 1, Billerica, MA                   1988          1        57,600    100%       362,700     0.2%      6.30
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                          5       504,710    100%  $  2,449,680     1.4%  $   4.85

 Harrisburg Market
  Ritter Road, Mechanicsburg, PA                             1986          1        37,800    100%  $    248,970     0.2%  $   6.59
                                                                       -----    ----------    ----  ------------   ------  --------
 New York/New Jersey Market
  Port Jersey Boulevard, Building 1, Port Jersey, NJ    1974/1982          1       425,121     50%  $    921,689     0.5%  $   4.35
  Industrial Drive, Building 1, Port Jersey, NJ              1976          1       263,717    100%     1,028,496     0.6%      3.90
  Colony Road, Building 1, Jersey City, NJ                   1976          1       262,453    100%       918,438     0.5%      3.50
  Port Jersey Boulevard, Building 2, Port Jersey, NJ    1974/1982          1       204,564    100%       754,841     0.5%      3.69
  South Middlesex Avenue, Building 2, Cranbury, NJ           1982          1       203,404    100%       915,318     0.5%      4.50
  Industrial Drive, Building 2, Port Jersey, NJ              1976          1       154,000    100%       615,996     0.4%      4.00
  Colony Road, Building 2, Jersey City, NJ                   1974          1       124,933    100%       499,731     0.3%      4.00
  Industrial Drive, Building 3, Port Jersey, NJ              1972          1        45,274    100%       192,414     0.1%      4.25
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                          8     1,683,466     87%  $  5,846,923     3.4%  $   3.98
                                                                       -----    ----------    ----  ------------   ------  --------

                        NORTHEAST REGION SUBTOTAL                         18     2,627,990     92%  $ 10,338,554     6.0%  $   4.28
                                                                       -----    ----------    ----  ------------   ------  --------

MULTITENANT DISTRIBUTION
PROPERTIES TOTAL                                                         116    16,108,306     96%  $ 61,065,831    35.8%  $   3.96

WORKSPACE PROPERTIES:

WEST REGION

Los Angeles Market
 Kovacs Lane, Huntington Beach, CA (2)                       1988          1       125,000      0%  $          0     0.0%  $   0.00
 Lassen Street, Chatsworth, CA                               1968          1       124,518    100%       754,579     0.4%      6.06
 East Howell Avenue, Building 1, Anaheim, CA                 1968          1        81,475    100%       347,385     0.2%      4.26
 North San Fernando Road, Building 4, Los Angeles, CA        1992          1        66,410    100%       621,167     0.4%      9.35
 Commonwealth Avenue, Fullerton, CA                          1965          1        64,292    100%       261,551     0.2%      4.07
 Artesia Avenue, Building 2, Fullerton, CA                   1991          1        60,502    100%       299,317     0.2%      4.95
 Artesia Avenue, Building 1, Fullerton, CA                   1991          1        55,498    100%       301,446     0.2%      5.43
 Lincoln Way, Building 3, Garden Grove, CA                   1983          1        43,097    100%       367,551     0.2%      8.53
 Lincoln Way, Building 4, Garden Grove, CA                   1983          1        41,929    100%       322,567     0.2%      7.69
 North San Fernando Road, Building 5, Los Angeles, CA        1992          1        41,894    100%       358,134     0.2%      8.55
 Lincoln Way, Building 2, Garden Grove, CA                   1986          1        41,184    100%       389,601     0.2%      9.46
 Lincoln Way, Building 1, Garden Grove, CA                   1983          1        37,060    100%       296,648     0.2%      8.00
 Wilshire Avenue, Building 2, Santa Ana, CA                  1986          1        36,927    100%       235,603     0.1%      6.38
 Union Place, Building 2, Simi Valley, CA                    1987          1        36,538    100%       330,847     0.2%      9.05
 Shoemaker Avenue, Building 1, Santa Fe Springs, CA          1989          1        36,485    100%       195,924     0.1%      5.37
 Connector Lane, Huntington Beach, CA                        1986          1        34,821    100%       258,557     0.2%      7.43
 Shoemaker Avenue, Building 3, Santa Fe Springs, CA          1989          1        27,550    100%       150,635     0.1%      5.47
 East 166th Street, Cerritos, CA                             1978          1        27,072    100%       240,399     0.2%      8.88
 Wilshire Avenue, Building 3, Santa Ana, CA                  1986          1        26,762    100%       183,052     0.1%      6.84
 Royal Avenue, Simi Valley, CA                               1988          1        26,120    100%       200,601     0.1%      7.68
 East Howell Avenue, Building 2, Anaheim, CA                 1991          1        25,962    100%       137,076     0.1%      5.28
 Union Place, Building 1, Simi Valley, CA                    1985          1        22,710    100%       151,653     0.1%      6.68
 Wilshire Avenue, Building 1, Santa Ana, CA                  1986          1        18,500    100%       111,000     0.1%      6.00
 Shoemaker Avenue, Building 2, Santa Fe Springs, CA          1989          1        17,800      0%             0     0.0%      0.00
 North San Fernando Road, Building 6, Los Angeles, CA        1993          1        17,000    100%       233,750     0.1%     13.75
 Shoemaker Avenue, Building 4, Santa Fe Springs, CA          1989          1        10,784    100%        58,104     0.0%      5.39
 Anza Drive, Building 1, Valencia, CA                        1990          1        10,296    100%        65,982     0.0%      6.41
 Anza Drive, Building 3, Valencia, CA                        1990          1         8,663    100%        65,376     0.0%      7.55
 Anza Drive, Building 2, Valencia, CA                        1990          1         7,944    100%        59,439     0.0%      7.48
                                                                       -----   -----------  -----   ------------   -----   --------
                                  Market Subtotal                         29     1,174,793     88%  $  6,997,944     4.1%  $   6.78

                                                                                   Rentable Sq. Ft.      Annualized Net Rent (1)
                                                                                   ----------------      -----------------------
                                                             Year     Number                                                    Per
                                                           Built/         of               Percent                Percent     Leased
Property Type and Location                              Renovated Properties        Number  Leased        Amount of Total    Sq. Ft.
--------------------------                              --------- ----------        ------  ------        ------ --------    -------
Phoenix Market
 East Watkins Street, Phoenix, AZ                            1998          1       101,932    100%  $    952,247     0.5%  $   9.34
 South 16th Street, Phoenix, AZ                              1998          1        85,259    100%       789,129     0.5%      9.26
 East Encanto Drive, Tempe, AZ                               1990          1        81,817    100%       352,336     0.2%      4.31
 South Priest Drive, Tempe, AZ                               1998          1        54,900    100%       394,200     0.2%      7.18
 East University Drive, Building 4, Phoenix, AZ              1988          1        33,841    100%       320,637     0.2%      9.47
 West Alameda Drive, Building 1, Tempe, AZ                   1984          1        30,606     67%       110,181     0.1%      5.40
 West Alameda Drive, Building 2, Tempe, AZ                   1984          1        30,606    100%       162,404     0.1%      5.31
 West Alameda Drive, Building 3, Tempe, AZ                   1984          1        30,606    100%       148,770     0.1%      4.86
 West Alameda Drive, Building 4, Tempe, AZ                   1984          1        30,606    100%       163,435     0.1%      5.34
 East University Drive, Building 3, Phoenix, AZ              1988          1        25,321    100%       246,632     0.1%      9.74
 East University Drive, Building 5, Phoenix, AZ              1988          1        23,362     93%       205,674     0.1%      9.50
 East University Drive, Building 1, Phoenix, AZ              1988          1        15,633    100%       147,315     0.1%      9.42
 East University Drive, Building 2, Phoenix, AZ              1984          1        11,441    100%       117,615     0.1%     10.28
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                         13       555,930     98%  $  4,110,575     2.4%  $   7.56

San Diego Market
 Avenida Encinas, Building 2, Carlsbad, CA                   1993          1       126,008    100%  $    752,689     0.4%  $   5.97
 Avenida Encinas, Building 1, Carlsbad, CA                   1972          1        80,000    100%       689,758     0.4%      8.62
 Airway Road, Building 2, Otay Mesa, CA                      1996          1        78,296    100%       481,771     0.3%      6.15
 Goldentop Road, San Diego, CA                               1997          1        66,448    100%       646,143     0.4%      9.72
 Oak Ridge Way, Vista, CA                                    1999          1        53,239    100%       403,428     0.2%      7.58
 Airway Road, Building 1, Otay Mesa, CA                      1996          1        44,840    100%       242,756     0.1%      5.41
 Aldergrove Avenue, Escondido, CA                            1996          1        42,333    100%       279,397     0.2%      6.60
 Kellogg Avenue, Carlsbad, CA                                1991          1        39,900    100%       315,881     0.2%      7.92
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                          8       531,064    100%  $  3,811,823     2.2%  $   7.18

San Francisco Market
 Brisbane Industrial Park, Building 10, Brisbane, CA         1961          1       116,400    100%  $     89,773     0.1%  $   0.77
 Huntwood Avenue, Hayward, CA                                1982          1        62,031    100%       512,403     0.3%      8.26
 Brisbane Industrial Park, Building 13, Brisbane, CA         1962          1        58,000    100%       389,760     0.2%      6.72
 Brisbane Industrial Park, Building 9, Brisbane, CA          1966          1        43,500    100%       325,685     0.2%      7.49
 Brisbane Industrial Park, Building 4, Brisbane, CA          1968          1        40,680    100%       266,442     0.2%      6.55
 Brisbane Industrial Park, Building 1, Brisbane, CA          1961          1        39,800    100%       231,445     0.1%      5.82
 Brisbane Industrial Park, Building 5, Brisbane, CA          1966          1        37,040    100%       232,391     0.2%      6.27
 Brisbane Industrial Park, Building 11, Brisbane, CA         1968          1        35,744    100%       220,897     0.1%      6.18
 Brisbane Industrial Park, Building 7, Brisbane, CA          1967          1        32,211    100%       223,544     0.1%      6.94
 Brisbane Industrial Park, Building 6, Brisbane, CA          1963          1        31,745    100%       222,581     0.1%      7.01
 Brisbane Industrial Park, Building 12, Brisbane, CA         1968          1        24,786    100%       231,996     0.1%      9.36
 Brisbane Industrial Park, Building 3, Brisbane, CA     1969/1998          1        23,586    100%       213,530     0.1%      9.05
 Brisbane Industrial Park, Building 2, Brisbane, CA          1960          1        21,186    100%       153,585     0.1%      7.25
 Brisbane Industrial Park, Building 14, Brisbane, CA         1969          1        19,100    100%       104,496     0.1%      5.47
 Brisbane Industrial Park, Building 8, Brisbane, CA          1961          1        18,600    100%       145,080     0.1%      7.80
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                         15       604,409    100%  $  3,563,608     2.1%  $   5.90

Seattle Market
 Kent West Corporate Park I, Building 4, Kent, WA            1989          1        57,990    100%  $    240,348     0.1%  $   4.14
 Kent West Corporate Park I, Building 1, Kent, WA            1989          1        41,700    100%       524,568     0.3%     12.58
 Kent West Corporate Park I, Building 3, Kent, WA            1989          1        36,250    100%       166,469     0.1%      4.59
 Kent West Corporate Park I, Building 2, Kent, WA            1989          1        16,000    100%       117,132     0.1%      7.32
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                          4       151,940    100%  $  1,048,517     0.6%  $   6.90
                                                                       -----    ----------    ----  ------------   ------  --------

                             WEST REGION SUBTOTAL                         69     3,018,136     95%  $ 19,532,467    11.4%  $   6.82

SOUTHWEST REGION

 Dallas Market
  DFW Trade Center, Building 3, Grapevine, TX                1997          1       202,361    100%  $  1,723,670     1.0%  $   8.52
  Shiloh Road, Plano, TX                                     1998          1        76,320    100%       420,516     0.2%      5.51
  Avenue F, Plano, TX                                        1984          1        73,086     78%       444,988     0.2%      7.81
  Bradley Lane, Carrollton, TX                               1984          1        56,531    100%       215,892     0.1%      3.82

                                                                                   Rentable Sq. Ft.      Annualized Net Rent (1)
                                                                                   ----------------      -----------------------
                                                             Year     Number                                                    Per
                                                           Built/         of               Percent                Percent     Leased
Property Type and Location                              Renovated Properties        Number  Leased        Amount of Total    Sq. Ft.
--------------------------                              --------- ----------        ------  ------        ------ --------    -------
 East Collins Boulevard, Richardson, TX                      1985          1        56,460    100%       323,954     0.2%      5.74
 Diplomat Drive, Building 1, Farmers Branch, TX              1997          1        53,375    100%       325,044     0.2%      6.09
 Capital Avenue, Building 1, Plano, TX                       1986          1        50,270    100%       273,229     0.2%      5.44
 Capital Avenue, Building 2, Plano, TX                       1986          1        50,270    100%       276,485     0.2%      5.50
                                                                       -----    ----------    ----  ------------   ------  --------

                 SOUTHWEST REGION/MARKET SUBTOTAL                          8       618,673     97%  $  4,003,778     2.3%  $   6.64

MIDWEST REGION

Chicago Market
 Beeline Drive/Meyer Road, Bensenville, IL                   1968          1        96,550    100%  $    447,114     0.2%  $   4.63
 Business Center, Building 2, Mount Prospect, IL             1989          1        79,900     86%       641,356     0.4%      9.32
 Tower Lane, Bensenville, IL                                 1977          1        76,737    100%       462,642     0.3%      6.03
 Territorial Drive, Building 2, Bolingbrook, IL              1998          1        58,037    100%       313,385     0.2%      5.40
 Feehanville Drive, Mount Prospect, IL                       1987          1        57,150    100%       454,342     0.3%      7.95
 Kingsland Drive, Batavia, IL                                1990          1        54,522     94%       250,515     0.1%      4.86
 Territorial Drive, Building 1, Bolingbrook, IL              1998          1        51,874    100%       288,131     0.1%      5.55
 Remington Boulevard, Bolingbrook, IL                        1996          1        45,220    100%       226,100     0.1%      5.00
 Business Center, Building 1, Mount Prospect, IL             1985          1        43,250    100%       378,005     0.2%      8.74
 Northpoint Court, Bolingbrook, IL                           1998          1        32,100    100%       162,261     0.1%      5.05
 Penny Lane, Building 1, Schaumburg, IL                      1988          1        27,742    100%       131,370     0.1%      4.74
 Penny Lane, Building 2, Schaumburg, IL                      1988          1        20,722    100%       101,304     0.1%      4.89
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                         12       643,804     98%  $  3,856,525     2.2%  $   6.12

Cincinnati/Northern Kentucky Market
 Kentucky Drive, Florence, KY                                1991          1       128,077    100%  $    367,515     0.2%  $   2.87
 Empire Drive, Building 3, Florence, KY                      1991          1       101,250    100%       318,999     0.2%      3.15
 Airport Exchange Drive, Erlanger, KY                        1997          1        67,749    100%       464,433     0.3%      6.86
 Creek Road, Blue Ash, OH                                    1983          1        66,210    100%       611,779     0.4%      9.24
 Foundation Drive, Building 2, Elsmere, KY              1983/1985          1        62,560    100%       297,159     0.2%      4.75
 Empire Drive, Building 2, Florence, KY                      1990          1        47,842    100%       202,723     0.1%      4.24
 Empire Drive, Building 1, Florence, KY                      1990          1        47,840    100%       136,270     0.1%      2.85
 Jamike Drive, Building 4, Erlanger, KY                      1988          1        42,606     90%       141,702     0.1%      3.71
 Turfway Road, Building 3, Erlanger, KY                      1996          1        41,839    100%       154,800     0.1%      3.70
 Turfway Road, Building 2, Erlanger, KY                      1990          1        39,396    100%       188,497     0.1%      4.78
 Jamike Drive, Building 3, Erlanger, KY                      1986          1        38,900    100%       188,209     0.1%      4.84
 Spiral Drive, Building 2, Florence, KY                      1989          1        34,999    100%       299,179     0.2%      8.55
 Commerce Boulevard, Loveland, OH                            1989          1        34,600    100%       171,000     0.1%      4.94
 Foundation Drive, Building 1, Elsmere, KY                   1983          1        33,000    100%       109,560     0.1%      3.32
 Jamike Drive, Building 7, Erlanger, KY                      1985          1        31,540    100%       113,089     0.1%      3.59
 Turfway Road, Building 1, Erlanger, KY                      1990          1        30,711    100%       153,513     0.1%      5.00
 Jamike Drive, Building 2, Erlanger, KY                      1986          1        26,949     92%       120,319     0.1%      4.86
 Jamike Drive, Building 6, Erlanger, KY                      1985          1        26,560    100%       101,003     0.1%      3.80
 Spiral Drive, Building 1, Florence, KY                      1988          1        26,556    100%       244,437     0.1%      9.20
 Jamike Drive, Building 5, Erlanger, KY                      1985          1        24,640    100%       125,237     0.1%      5.08
 Foundation Drive, Building 6, Elsmere, KY                   1984          1        17,500    100%        59,923     0.0%      3.42
 Jamike Drive, Building 1, Erlanger, KY                      1986          1        15,000    100%        65,499     0.0%      4.37
 Foundation Drive, Building 4, Elsmere, KY                   1983          1        12,000    100%        44,640     0.0%      3.72
 Foundation Drive, Building 5, Elsmere, KY                   1983          1        12,000    100%        48,999     0.0%      4.08
 Foundation Drive, Building 7, Elsmere, KY                   1984          1        12,000    100%        49,556     0.0%      4.13
 Foundation Drive, Building 8, Elsmere, KY                   1984          1        10,000    100%        68,000     0.0%      6.80
 Foundation Drive, Building 3, Elsmere, KY                   1990          1         7,000    100%        99,840     0.0%     14.26
 Power Line Drive, Elsmere, KY                               1994          1         6,000    100%        38,588     0.0%      6.43
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                         28     1,045,324     99%  $  4,984,468     2.9%  $   4.80

Columbus Market
 Equity Drive, Building 2, Columbus, OH                      1980          1       116,160    100%  $    714,614     0.4%  $   6.15
 Alum Creek Road, Columbus, OH (2)                           1988          1        34,600    100%       175,076     0.1%      5.06
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                          2       150,760    100%  $    889,690     0.5%  $   5.90

Minneapolis Market
 Woodale Drive, Building 3, Mounds View, MN                  1990          1       144,019    100%  $    865,040     0.4%  $   6.01
 West 82nd Street, Bloomington, MN                           1967          1       101,465    100%       481,130     0.3%      4.74

                                                                                   Rentable Sq. Ft.      Annualized Net Rent (1)
                                                                                   ----------------      -----------------------
                                                             Year     Number                                                    Per
                                                           Built/         of               Percent                Percent     Leased
Property Type and Location                              Renovated Properties        Number  Leased        Amount of Total    Sq. Ft.
--------------------------                              --------- ----------        ------  ------        ------ --------    -------
 Woodale Drive, Building 2, Mounds View, MN                  1989          1        55,742    100%       480,996     0.3%      8.63
 Cahill Road, Edina, MN                                      1979          1        45,800    100%       256,995     0.2%      5.61
 Woodale Drive, Building 4, Mounds View, MN                  1992          1        42,551    100%       198,523     0.1%      4.67
 Monticello Lane, Maple Grove, MN                            1986          1        40,437    100%       157,704     0.1%      3.90
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                          6       430,014    100%  $  2,440,388     1.4%  $   5.68
                                                                       -----    ----------    ----  ------------   ------  --------

                          MIDWEST REGION SUBTOTAL                         48     2,269,902     99%  $ 12,171,071     7.0%  $   5.41

SOUTHEAST REGION

Atlanta Market
 Highlands Parkway, Smyrna, GA                               1997          1       150,000    100%  $    949,500     0.6%  $   6.33
 Cobb International Place, Building 2, Kennesaw, GA          1996          1        68,000     70%       189,087     0.1%      3.97
 Town Park Drive, Building 1, Kennesaw, GA                   1995          1        65,830    100%       336,594     0.2%      5.11
 Cobb International Place, Building 1, Kennesaw, GA          1996          1        60,000    100%       263,901     0.2%      4.40
 Town Park Drive, Building 2, Kennesaw, GA                   1995          1        55,554    100%       259,616     0.2%      4.67
 Breckenridge, Duluth, GA                                    1999          1        54,200    100%       359,475     0.2%      6.63
 South Royal Drive, Building 1, Tucker, GA                   1987          1        53,402     90%       210,273     0.1%      4.39
 South Royal Drive, Building 2, Tucker, GA                   1987          1        43,720    100%       187,186     0.1%      4.28
 Northmont Parkway, Building 4, Duluth, GA                   1998          1        40,000    100%       251,200     0.1%      6.28
 South Royal Drive, Building 3, Tucker, GA                   1989          1        37,041    100%       169,610     0.1%      4.58
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                         10       627,747     96%  $  3,176,442     1.9%  $   5.28

Charlotte Market
 Old Charlotte Highway, Monroe, NC                      1957/1972          1       135,000    100%  $    394,400     0.2%  $   2.92
 Airport Road, Monroe, NC                               1972/1999          1       118,930    100%       591,600     0.4%      4.97
 Commerce Blvd., Charlotte, NC                               1988          1        80,640    100%       283,881     0.2%      3.52
 Woodpark Boulevard, Building 3, Charlotte, NC               1987          1        65,850    100%       205,740     0.1%      3.12
 Woodpark Boulevard, Building 1, Charlotte, NC               1985          1        56,000     28%        50,511     0.0%      3.28
 Woodpark Boulevard, Building 2, Charlotte, NC               1986          1        48,600    100%       163,465     0.1%      3.36
 North I-85 Service Road, Charlotte, NC                      1988          1        44,150    100%       233,238     0.1%      5.28
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                          7       549,170     93%  $  1,922,835     1.1%  $   3.78

Orlando Market
 Landstreet Road, Building 2, Orlando, FL                    1997          1        55,456    100%  $    330,270     0.2%  $   5.96
 Boggy Creek Road, Building 2, Orlando, FL                   1996          1        55,456    100%       325,699     0.2%      5.87
 Boggy Creek Road, Building 3, Orlando, FL                   1998          1        55,456    100%       331,679     0.2%      5.98
 Boggy Creek Road, Building 1, Orlando, FL                   1992          1        52,500     99%       264,213     0.2%      5.07
 Boggy Creek Road, Building 4, Orlando, FL                   1999          1        50,108    100%       214,462     0.1%      4.28
 Landstreet Road, Building 3, Orlando, FL                    1996          1        50,018    100%       262,094     0.1%      5.24
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                          6       318,994    100%  $  1,728,417     1.0%  $   5.43
                                                                       -----    ----------    ----  ------------   ------  --------

                        SOUTHEAST REGION SUBTOTAL                         23     1,495,911     96%  $  6,827,694     4.0%  $   4.78

NORTHEAST REGION

Baltimore/Washington Market
 Guilford Road, Annapolis Junction, MD                       1989          1        96,686    100%  $    586,124     0.4%  $   6.06
 CABOT tech @ Beaumeade, Building 1, Ashburn, VA             2000          1        91,605    100%     1,145,063     0.6%     12.50
 Nokes Boulevard, Building 1, Sterling, VA                   1998          1        88,489    100%       748,374     0.4%      8.46
 Nokes Boulevard, Building 2, Sterling, VA                   1999          1        78,671    100%       746,296     0.4%      9.49
 Beaumeade Circle, Ashburn, VA                               1990          1        78,274    100%       561,122     0.3%      7.17
 Corporate Boulevard, Building 1, Linthicum Heights,  MD     1999          1        77,288    100%       904,956     0.5%     11.71
 Oakville Industrial Park, Building 3, Alexandria, VA        1947          1        76,089    100%       608,942     0.4%      8.00
 The Crysen Center, Building 2, Jessup, MD                   1985          1        76,043    100%       392,801     0.2%      5.17
 The Crysen Center, Building 1, Jessup, MD                   1985          1        75,820    100%       398,377     0.2%      5.25
 Bristol Court, Building 1, Jessup, MD                       1987          1        73,071     79%       317,468     0.2%      5.52
 CABOT tech @ Beaumeade, Building 2, Ashburn, VA             2000          1        72,848    100%       910,600     0.5%     12.50
 Oakville Industrial Park, Building 1, Alexandria, VA        1949          1        67,225    100%       432,716     0.3%      6.44
 Fontana Lane, Building 2, Baltimore, MD                     1988          1        61,320     66%       267,767     0.2%      6.65
 Bristol Court, Building 2, Jessup, MD                       1986          1        60,000    100%       302,400     0.2%      5.04

                                                                                   Rentable Sq. Ft.      Annualized Net Rent (1)
                                                                                   ----------------      -----------------------
                                                             Year     Number                                                    Per
                                                           Built/         of               Percent                Percent     Leased
Property Type and Location                              Renovated Properties        Number  Leased        Amount of Total    Sq. Ft.
--------------------------                              --------- ----------        ------  ------        ------ --------    -------
 Oakville Industrial Park, Building 5, Alexandria, VA        1955          1        56,134     98%       248,892     0.2%      4.51
 Guilford Road, Building 3, Ashburn, VA                      1999          1        55,032    100%       576,735     0.3%     10.48
 Corporate Boulevard, Building 2, Linthicum Heights,  MD     1999          1        53,368    100%       600,007     0.4%     11.24
 Oakville Industrial Park, Building 6, Alexandria, VA        1946          1        50,876    100%       553,129     0.3%     10.87
 Guilford Road, Building 2, Ashburn, VA                      1988          1        50,355    100%       353,204     0.2%      7.01
 West Nursery Road, Building 1, Linthicum, MD                1989          1        49,100    100%       343,700     0.2%      7.00
 Guilford Road, Building 1, Ashburn, VA                      1987          1        48,635    100%       288,633     0.2%      5.93
 Fontana Lane, Building 1, Baltimore, MD                     1988          1        47,434     89%       228,275     0.1%      5.41
 West Nursery Road, Building 2, Linthicum, MD                1989          1        39,041    100%       406,159     0.2%     10.40
 Oakville Industrial Park, Building 2, Alexandria, VA        1940          1        23,683    100%       127,354     0.1%      5.38
 Oakville Industrial Park, Building 4, Alexandria, VA        1952          1         2,800    100%        21,973     0.0%      7.85
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                         25     1,549,887     97%  $ 12,071,067     7.0%  $   8.01

Boston Market
 Technology Drive, Auburn, MA                                1973          1        54,400    100%  $    211,599     0.1%  $   3.89
 John Hancock Road, Taunton, MA                              1986          1        34,224    100%       206,147     0.1%      6.02
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                          2        88,624    100%  $    417,746     0.2%  $   4.71

New York/New Jersey Market
  Memorial Drive, Franklin Township, NJ                 1988/1998          1       148,598     78%  $    535,717     0.3%  $   4.61
  New England Avenue, Piscataway, NJ                    1975/1995          1       101,553    100%       385,901     0.2%      3.80
                                                                       -----    ----------    ----  ------------   ------  --------

                                  Market Subtotal                          2       250,151     87%  $    921,618     0.5%  $   4.23
                                                                       -----    ----------    ----  ------------   ------  --------

                        NORTHEAST REGION SUBTOTAL                         29     1,888,662     96%  $ 13,410,431     7.7%  $   7.40
                                                                       -----    ----------    ----  ------------   ------  --------

 WORKSPACE PROPERTIES TOTAL                                              177     9,291,284     96%  $ 55,945,441    32.4%  $   6.25
                                                                       -----    ----------    ----  ------------   ------  --------

 GRAND TOTAL                                                             360    41,701,244     96%  $171,396,041   100.0%  $   4.27
                                                                       =====    ==========    ====  ============   ======  ========

      (1) "Annualized Net Rent" means annualized monthly net rent from leases in effect as of December 31, 2000. "Net Rent" means contractual rent, excluding any reimbursements for real estate taxes or operating expenses.
      (2)   Included within Assets Held for Sale at December 31, 2000.
      (3)   Property sold subsequent to December 31, 2000.

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

Item 4A. Executive Officers of the Registrant

Not Applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

There is no established public trading market for Cabot L.P.'s units. As of December 31, 2000, Cabot L.P. had outstanding 43,668,333 common equity limited partnership units and Cumulative Redeemable Perpetual Preferred Units (Preferred Units) as follows: 1,300,000 Series B Preferred Units, 2,600,000 Series C Preferred Units, 200,000 Series D Preferred Units, 200,000 Series E Preferred Units, 1,800,000 Series F Preferred Units, 600,000 Series G Preferred Units, and 1,400,000 Series H Preferred Units. Subject to certain terms and conditions, the limited partnership units are redeemable by the holders or, at Cabot L.P.'s option, exchangeable on a one-for-one basis for shares of Cabot Trust common stock (including Cabot Trust's general partner interest). As of December 31, 2000, there were 44 holders of Common Partnership Units of Cabot L.P. As of the same date, there were seven holders of the Preferred Units.

The table sets forth the distributions paid on the Units with respect to the periods indicated:

        1998:                                                Distributions
        -----                                                -------------

          First Quarter (from January 30, 1998)              $    --
          Second Quarter                                       0.202
          Third Quarter                                        0.325
          Fourth Quarter                                       0.325

        1999:                                                Distributions
        -----                                                -------------

          First Quarter                                      $ 0.325
          Second Quarter                                       0.340
          Third Quarter                                        0.340
          Fourth Quarter                                       0.340

        2000:                                                Distributions
        -----                                                -------------

          First Quarter                                      $ 0.340
          Second Quarter                                       0.355
          Third Quarter                                        0.355
          Fourth Quarter                                       0.355

        2001:                                                Distributions
        -----                                                -------------

          First Quarter (through February 28, 2001)          $ 0.355

The operating cash flow realized by Cabot L.P. and the amount available for distributions to unitholders is affected by a number of factors, including the property revenues of Cabot L.P., the operating expenses of Cabot L.P., the distributions to Preferred Unitholders of Cabot L.P., the debt service on borrowings and property capital expenditures. Future distributions by Cabot L.P. and Cabot Trust will be at the discretion of the Board of Trustees of Cabot Trust and will depend on the actual FFO of Cabot L.P., its financial condition and capital requirements, the annual income distribution requirements under the REIT provisions of the Code and such other factors as Cabot Trust's Board of Trustees deems relevant.

Recent Sales of Unregistered Securities

Cumulative Redeemable Perpetual Preferred Equity
During 2000 and 1999, Cabot L.P. completed private sales of the following Cumulative Redeemable Perpetual Preferred Units:

  Sale Date               Series           Unit Price    Liquidation Value     Net Proceeds
----------------      ---------------     ------------   -----------------   ---------------
May 25, 2000          8.950% Series H     $    25         $    35,000,000    $    33,975,000
March 23, 2000        8.875% Series G          25              15,000,000         14,425,000
December 22, 1999     8.500% Series F          25              45,000,000         44,025,000
December 9, 1999      8.375% Series E          50              10,000,000          9,715,000
September 27, 1999    8.375% Series D          50              10,000,000          9,715,000
September 3, 1999     8.625% Series C          25              65,000,000         63,175,000
April 29, 1999        8.625% Series B          50              65,000,000         63,175,000
                                                          ---------------    ---------------
                                                          $   245,000,000    $   238,205,000
                                                          ===============    ===============

Net proceeds from the offerings were used to repay borrowings under Cabot L.P.'s Acquisition Facility. The Preferred Units, which may be called by Cabot L.P. at liquidation value on or after the fifth anniversary of issuance in each case, have no stated maturity or mandatory redemption and are not convertible into any other securities of Cabot L.P. The Preferred Units are exchangeable after 10 years from issuance, or earlier upon the occurrence of certain events, for perpetual preferred shares of Cabot Trust. All Preferred Units were sold to institutional investment funds in reliance upon the exemption from registration in Section 4(2) of the Securities Act.

Units in Cabot L.P.

On April 7, 1998, Cabot L.P. issued 101,149 Units in Cabot L.P., at a then-current value of $2.3 million, in exchange for industrial properties. The Units were issued solely to "accredited investors" within the meaning of Rule 501 of Regulation D, and the Units were issued in reliance upon the exemption from registration set forth in Regulation D.

On March 11, 1999 and December 15, 1999, Cabot L.P. issued 143,087 and 34,361 Units in Cabot L.P., respectively, at then-current values totaling $3.4 million, in exchange for industrial properties. The Units were issued solely to "accredited investors" in reliance upon the exemption set forth in Regulation D.

Private Placement of 1,000,000 Common Shares of Beneficial Interest of Cabot
Trust

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

Private Placement of 750,000 Warrants to Purchase Common Shares of Beneficial Interest of Cabot Trust

On September 5, 2000, Cabot Trust completed a private placement of 750,000 warrants to purchase 750,000 Common Shares at an exercise price of $27.00 per share through September 5, 2005 (the "Warrants") to a joint venture partner. The Warrants were issued in conjunction with the formation of a joint venture and Cabot Trust did not receive any proceeds from the issuance of the Warrants. The Company relied on Section 4(2) of the Securities Act to effectuate the private placement.

Item 6. Selected Financial Data

Cabot L.P. commenced operations in its current form on February 4, 1998, the completion date of the Formation Transactions and the Offerings described elsewhere herein. Set forth below are selected historical financial and other data for the real estate advisory business of Cabot Partners, and for Cabot L.P. The selected financial data presented below as of and for the years ended December 31, 2000, 1999 and 1998 have been derived from the financial statements of Cabot L.P. that have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included in this report on Form 10-K. This information should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

The selected financial data presented below for Cabot Partners as of and for the years ended December 31, 1997 and 1996 is derived from Cabot Partners financial statements and the notes thereto, not included in this report on Form 10-K, which have been audited by Arthur Andersen LLP.

                                                       Cabot L.P.                              Cabot Partners
                                       ---------------------------------------------   --------------------------------
                                                    As of and for the                          As of and for the
                                                Years Ended December 31,                  Years Ended December 31,
                                       ---------------------------------------------   --------------------------------
In thousands, except per unit data         2000           1999            1998(1)            1997            1996
-------------------------------------  -------------  -------------   --------------   --------------   ---------------
Operating Data
Revenues                               $    212,096    $   157,471     $    102,425        $   9,080       $   7,908
General and administrative expenses          10,134          8,965            6,845            7,045           5,888
Depreciation and amortization expense        42,009         31,106           20,883              977             419
Net income                                   78,952         63,687           50,958            1,058           1,594
Net income  allocable to  partnership        59,333         57,678           50,958              N/A             N/A
units
Net income per unit                            1.36           1.32             1.17                -               -
Distributions per share/unit                   1.42           1.36            1.177                -               -

Balance Sheet Data
Total assets                           $  1,767,959    $ 1,593,484     $  1,110,570        $   5,339       $   6,075
Total liabilities                           713,054        584,768          293,272              760             485
Total partners' equity/capital            1,054,905      1,008,716          817,298            4,579           5,590

Other Data
Cash flows provided by (used in):
  Operating activities                 $    109,461    $   101,293     $     78,726        $   1,062       $   1,283
  Investing activities                     (203,971)      (454,195)        (398,795)            (193)            113
  Financing activities                       75,506        372,608          322,369           (2,069)         (1,069)

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

INTRODUCTION

Cabot L.P.

Cabot L.P. owns and operates a diversified portfolio of bulk distribution, multitenant distribution and "workspace" (light industrial, R&D and similar facilities) properties throughout the United States. Cabot L.P. was formed on October 10, 1997, but did not begin operations as a fully integrated real estate company until the completion of the Formation Transactions and Offerings on February 4, 1998, the closing date of Cabot Trust's initial public offering. Cabot L.P. had no operations prior to February 4, 1998. As of December 31, 2000, Cabot L.P. owned 360 industrial properties, 118 of which properties were acquired in connection with the Formation Transactions described in Notes 1 and 3 to the consolidated financial statements herein, 84 of which properties were acquired during 1998, 111 of which properties were acquired during the year ended December 31, 1999 and 34 of which properties were acquired during the year ended December 31, 2000. In addition, 13 properties from the development program have been placed into service since Cabot Trust's initial public offering. In the near term, Cabot L.P. expects to reduce the pace of its acquisition program, compared to prior years, and expects that development projects will become an increasing component of its growth due to the higher potential returns on capital.

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

Net income allocable to partnership unitholders for the year ended December 31, 2000 totaled $59.3 million or $1.36 per unit, compared to $57.7 million or $1.32 per unit for the year ended December 31, 1999. The increase in net income and net income per unit is also due to increased income from real estate operations and joint ventures, as well as the negative impact of the Settlement of Treasury Lock in 1999 offset by the increased distributions to Preferred Unitholders.

Rental revenues were $212.1 million, including tenant reimbursements of $30.8 million, for the year ended December 31, 2000, compared to $157.5 million, including tenant reimbursements of $21.6 million, for the year ended December 31, 1999. Total rental revenue of $134.8 million and $131.8 million was generated in 2000 and 1999, respectively, by the 203 properties owned as of January 1, 1999 and still owned at December 31, 2000 and total rental revenue of $75.1 million and $23.4 million in 2000 and 1999, respectively, was generated by the 157 properties acquired or developed after January 1, 1999. The remainder of total rental revenue relates to properties sold.

Cabot L.P.'s operating margin (the ratio of total rental revenues minus property operating and property tax expenses to total rental revenues) decreased slightly to approximately 80% for the year ended December 31, 2000 compared with 81% for the year ended December 31, 1999. The decrease is primarily due to a change in the composition of leases, primarily as a result of the acquisition of multitenant and workspace properties, to more leases where Cabot L.P. pays property and operating expenses and is reimbursed by the tenants compared to leases where the tenant pays these expenses directly. In addition, average occupancy for the entire property portfolio decreased to 97.2% in 2000 from 97.5% in 1999.

Depreciation and amortization related to real estate investments totaled $42.0 million and $31.1 million for the years ended December 31, 2000 and 1999, respectively. The increase reflects the acquisition of approximately $152 million of real estate assets in 2000, as well as a full year of expense related to 1999 acquisitions of $448 million.

General and administrative expense increased by $1.2 million, to $10.1 million for the year ended December 31, 2000. The increase reflects additional annual incentive compensation for 2000 payable under Cabot L.P.'s compensation program and an increase in the number of personnel to manage the acquisition, development, asset management and financing activity related to the increase in the number of Cabot L.P.'s properties during the two-year period. As a percentage of rental revenues, general and administrative expense decreased to 4.8% in 2000 from 5.7% in 1999.

Interest expense increased by $18.2 million, to $43.6 million for the year ended December 31, 2000. The increase is primarily due to an increase in average outstanding debt of approximately $220 million to $606 million for the year ended December 31, 2000 compared to the prior year. In addition, the Company's weighted average borrowing rate increased in 2000 due to an increase in the LIBOR rate for the Acquisition Facility and the refinancing in 2000 of approximately $130 million of Acquisition Facility debt with secured and unsecured debt with a higher fixed interest rate.

During 2000, Cabot L.P. sold two properties for $22.3 million, which resulted in Net Gain on Sales of Real Estate of $2.6 million. During 1999, Cabot L.P. sold two properties for $17.1 million, which resulted in a Net Gain on Sales of Real Estate of $2.8 million.

Interest and Other Income increased by $1.1 million, to $2.1 million in 2000. The increase is primarily due to $600,000 of interest earned in 2000 related to bridge loan financing provided to the Joint Ventures in 2000. Additional other income of $500,000 is primarily due to increased earnings from Cabot Advisors.

Distributions accruable to Preferred Unitholders, which totaled $19.6 million in 2000, are deducted from Net Income to arrive at Net Income Allocable to Partnership Units.

During 2000, Cabot L.P. entered into three separate joint venture arrangements from which it derived fee income and shares in the operating results (accounted for under the equity method). The income in 2000 consisted primarily of acquisition and development fees of $700,000 and asset and property management fees and earnings from joint ventures of $100,000.

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

Since Cabot L.P. was formed in October 1997 and did not begin operations until February 4, 1998, the results for the year ended December 31, 1998 represent activity for 331 days (approximately 11 months) only.

Net income attributable to partnership unitholders for the year ended December 31, 1999 totaled $57.7 million or $1.32 per unit, compared to $51.0 million or $1.17 per unit for the year ended December 31, 1998. The increase is the result of having a full year of operations in 1999 compared to 331 days in 1998 and increased earnings from additional investments in real estate.

Rental revenues were $157.5 million, including tenant reimbursements of $21.6 million, for the year ended December 31, 1999, compared to $102.4 million, including tenant reimbursements of $13.4 million, for the year ended December 31, 1998. Total rental revenue of $82.7 million and $72.9 million was generated in 1999 and 1998, respectively, by the 119 properties owned as of February 4, 1998 as a result of the Formation Transactions and still owned at December 31, 1999 and total rental revenue of $73.9 million and $27.2 million in 1999 and 1998, respectively, was generated by the 201 properties acquired or developed after February 4, 1998. The remainder of total rental revenue relates to properties sold.

Cabot L.P.'s operating margin (the ratio of total rental revenues minus property operating and property tax expenses to total rental revenues) decreased slightly to approximately 81% for the year ended December 31, 1999 compared with 82% for the year ended December 31, 1998. The decrease is primarily due to a change in the composition of leases, primarily as a result of the acquisition of multitenant and workspace properties, to more leases where Cabot L.P. pays property and operating expenses and is reimbursed by the tenants compared to leases where the tenant pays these expenses directly.

Depreciation and amortization related to real estate investments totaled $31.1 million and $20.9 million for the years ended December 31, 1999 and 1998, respectively. The increase reflects the acquisition of approximately $448 million of real estate assets in 1999, as well as a full year of expense related to 1998 acquisitions, and 365 days of operations in 1999 compared to 331 days in 1998.

General and administrative expense increased by $2.1 million, to $9.0 million for the year ended December 31, 1999. The increase is primarily due to a full year of operations in 1999 and it also reflects an increase in personnel to manage the acquisition, development, asset management and financing activity from the increase in the number of Cabot L.P.'s properties during the two-year period. As a percentage of rental revenues, general and administrative expense decreased to 5.7% in 1999 from 6.7% in 1998.

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

Distributions accruable to Preferred Unitholders, which totaled $6.0 million in 1999, are deducted from Net Income to arrive at Net Income Allocable to Partnership Units.

CAPITAL RESOURCES AND LIQUIDITY

Cabot L.P. intends to rely on cash provided by operations, unsecured and secured borrowings from institutional sources, and public debt as its primary sources of funding for acquisition, development, expansion and renovation of properties. Cabot L.P. may also consider preferred and common equity financing when such financing is available on attractive terms.

As discussed in Note 1 to the financial statements, Cabot L.P. issued an aggregate of $50 million of Cumulative Redeemable Perpetual Preferred Units in two separate transactions in 2000. The net proceeds from these transactions of $48.4 million were used to pay down outstanding balances under the Acquisition Facility. These Cumulative Redeemable Perpetual Preferred Units are callable by Cabot L.P. at liquidation value on or after the fifth anniversary of issuance.

In addition, Cabot L.P. issued notes and received proceeds of $61.9 million on June 30, 2000. The borrowings are secured by specific properties, have a fixed interest rate of 8.4% per annum and have a 10-year term. Under these notes, the first 24 monthly payments will be for interest only. Beginning August 1, 2002, the monthly installments will consist of both principal reduction and interest payments.

On September 7, 2000, Cabot L.P. established a Medium Term Note program under which it may issue up to $200 million of notes payable. On September 12, 2000, Cabot L.P. issued $40 million of notes payable due September 15, 2010 with a coupon interest rate of 8.5%. On September 18, 2000, Cabot L.P. issued an additional $15 million of notes payable due September 15, 2005 with a coupon interest rate of 8.2%.

In October 2000, Cabot L.P. obtained a new $325 million unsecured revolving line of credit (the "Acquisition Facility"), with Morgan Guaranty Trust Company of New York as lead agent for a syndicate of banks. The Acquisition Facility is used to fund property acquisitions, development activities, including Cabot L.P.'s share of acquisition and development by joint ventures, building expansions, tenant leasing costs and other general corporate purposes. The Acquisition Facility contains a $50 million expansion option and certain restrictions and requirements such as total debt-to-assets, debt service coverage and unencumbered assets to unsecured debt ratios, and other limitations. Cabot L.P. believes cash flow from operations not distributed to shareholders and unitholders will be sufficient to cover tenant improvements and other costs associated with renewal or replacement of current tenants as their leases expire and recurring nonincremental revenue-generating capital expenditures.

Cabot L.P. entered into two separate interest rate swap arrangements relating to its LIBOR-based Acquisition Facility, for a notional amount of $25 million each, for the period through October 2003. This arrangement is intended to limit the LIBOR component of Cabot L.P.'s interest rate on an equivalent amount of borrowings to an average of 5.898% per annum.

As of December 31, 2000, Cabot L.P. had $246.4 million of fixed rate debt secured by properties, $149 million of unsecured borrowings under its Acquisition Facility, $255 million of unsecured debt and a 38% debt-to-total market capitalization ratio. The debt-to-total market capitalization ratio is calculated based on Cabot L.P.'s total consolidated debt as a percentage of the sum of the market value of its outstanding Partnership Units, plus the liquidation value of Cumulative Redeemable Perpetual Preferred Units plus debt.

As of March 8, 2001, Cabot L.P. had committed to purchase $20.5 million of additional real estate assets.

Cash and cash equivalents totaled $3.0 million at December 31, 2000, representing a decrease of $19.0 million. This was the result of $109.5 million of cash generated from operating activities and $75.5 million of cash provided by financing activities, reduced by $204.0 million of cash used in investing activities.

RATIO OF EARNINGS TO FIXED CHARGES

We have computed the ratios of earnings to fixed charges and preferred distributions by dividing income from continuing operations, plus fixed charges, plus amortization of capitalized interest, plus distributed income of equity investees, less earnings of equity investees, less interest capitalized, by fixed charges. Fixed charges consist of interest costs, whether expensed or capitalized, the interest component of rental expense and amortization of debt premiums, discounts and issuance costs and preferred distributions.

The ratio of earnings to fixed charges was 1.83X for the year ended December 31, 2000, compared to 2.47X for the year ended December 31, 1999 and 7.25X for the period ended December 31, 1998. The decrease is primarily due to an increase in Cumulative Redeemable Perpetual Preferred Units and an increase in interest expense and depreciation and amortization as discussed in the "Results of Operations" above.

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

RISK FACTORS

We may not be able to maintain our unitholder distributions at their current level.

While we expect to maintain or increase our current level of distributions over time, we cannot guarantee that we will be able to do so. We base the level of our cash distributions to unitholders on numerous assumptions and projections that we make regarding our future performance, any of which may prove to be incorrect, and our own decisions to reinvest rather than distribute available cash. Our assumptions and projections relate, among other things, to:

      o     property occupancy and the profitability of tenants,

      o the amount of future capital expenditures and expenses relating to our properties,

      o the level of leasing activity and future rental rates at our properties,

      o the strength of the industrial real estate market in the areas in which we own properties, and

      o competition and the costs of compliance with environmental and other laws.

Provisions of Cabot Trust's Declaration of Trust and Bylaws, and Cabot Trust's Shareholders Rights Plan, may discourage acquisition proposals and attempts to change Cabot Trust's Board of Trustees.

Cabot Trust's Declaration of Trust generally prohibits owning more than 9.8% of Cabot Trust's outstanding shares. To remain qualified as a real estate investment trust for federal income tax purposes under the Federal Tax Code, five or fewer persons cannot own or be deemed to own more than 50% in value of Cabot Trust's outstanding shares at any time during the last half of any taxable year, other than its first taxable year. To preserve Cabot Trust's qualification as a REIT, Cabot Trust's Declaration of Trust provides that, subject to specified exceptions, no person may own more than 9.8% in number or value of Cabot Trust's issued and outstanding shares of beneficial interest. Cabot Trust's Board of Trustees has the power to exempt a proposed transferee from this ownership limit based on an Internal Revenue Service ruling, an opinion of counsel or other satisfactory evidence that the proposed ownership of common shares by the transferee would not result in the termination of Cabot Trust's REIT status. If the proposed transfer would violate the ownership limit, the transfer will be void. This ownership limit may delay, defer or prevent a transaction or a change in control which could involve an offer for your shares that is above the then prevailing market price or that you may for other reasons consider to be in your best interest.

Staggered elections of Trustees lengthen the time needed to elect a majority of Cabot Trust's Board of Trustees. The Board is divided into three classes, with only one class being elected each year. These staggered terms may lengthen to two years the time needed to change a majority of the members of Cabot Trust's Board of Trustees and may thereby reduce the possibility of an attempt to acquire control of Cabot L.P.

Additional share issuances may dilute the ownership and voting power of existing shareholders. Cabot Trust's Board of Trustees can, without the approval of Cabot Trust's shareholders or Cabot L.P.'s limited partners, increase or decrease the aggregate number of shares of beneficial interest of any class that we have authority to issue, issue additional shares of beneficial interest, classify or reclassify any unissued common shares and preferred shares and set the rights, preferences and other terms of those shares. Under the Maryland law governing Cabot Trust's operations, you will have no preemptive right to acquire any of our equity securities. Accordingly, to the extent we issue additional equity securities, the voting power of existing shareholders may be diluted.

Cabot Trust's Shareholder Rights Plan may deter acquisitions of control of Cabot Trust. Cabot Trust has adopted a shareholder rights plan that could delay, defer or prevent a change in control of Cabot Trust that is not approved by Cabot Trust's Board of Trustees.

We would incur adverse tax consequences if Cabot Trust fails to qualify as a REIT.

If Cabot Trust fails to qualify as a REIT we will incur substantial additional tax liabilities. Cabot Trust intends to operate so as to qualify as a REIT for federal income tax purposes, but does not intend to request a ruling from the Internal Revenue Service that Cabot Trust does in fact qualify as a REIT. Cabot Trust has received an opinion from our legal counsel that it is organized in conformity with the requirements for qualification as a REIT beginning with the taxable year ended December 31, 1998 and that Cabot Trust's actual and proposed method of operation that we have described to our counsel will enable Cabot Trust to continue to satisfy the requirements for REIT qualification. Our counsel's opinion, however, is not binding on the Internal Revenue Service and is based on our representations as to factual matters and on our counsel's review and analysis of existing law, which includes no controlling precedent.

If Cabot Trust were to fail to qualify as a REIT for any taxable year, Cabot Trust would not be permitted to deduct the amount it distributes to its shareholders from its taxable income and would have to pay federal income tax, including any alternative minimum tax, at regular corporate tax rates. In 2000, this would have resulted in Cabot Trust's net income of $55.2 million, for which, based on Cabot Trust's assumed qualification as a REIT, no taxes have been provided in our financial statements, being taxed at regular corporate income tax rates. Unless entitled to relief under Tax Code provisions, Cabot Trust also would be disqualified from treatment as a REIT for the four taxable years following the year during which Cabot Trust's REIT qualification was lost. As a result, cash available for distribution to Cabot Trust's shareholders and Cabot L.P.'s unitholders would be reduced for each of the years involved. Cabot Trust's Board of Trustees is authorized to revoke its REIT election at any time in response to future economic, market, legal, tax or other considerations.

Cabot Trust may need to borrow funds to meet REIT minimum distribution requirements. To qualify as a REIT, Cabot Trust is generally required to distribute at least 95% (or 90% for taxable years beginning after December 31, 2000) of its annual net taxable income, excluding any net capital gain, to its shareholders. In addition, Cabot Trust will have to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions Cabot Trust makes are less than the sum of (1) 85% of Cabot Trust's ordinary income for that year,
(2) 95% of

Cabot Trust's capital gain net income for that year and (3) 100% of Cabot Trust's undistributed taxable income from prior years.

Cabot Trust derives its income primarily from its share of Cabot L.P.'s income and the cash available for distribution to Cabot Trust's shareholders comes primarily from cash distributions from Cabot L.P. Cabot Trust may have to borrow funds to meet the distribution of taxable income test described above and thereby avoid being required to pay the nondeductible excise tax referred to above. This is due to differences in timing between when Cabot Trust actually receives cash income and pays deductible expenses and when the income and expenses are included in our taxable income.

We can change our financing, investment, distribution and other business policies without your approval.

Cabot Trust's Board of Trustees establishes our financing, investment, distribution and other business policies based on management's recommendations and the Board's evaluation of business and general economic conditions and other relevant factors. The Board may change these policies without your consent. Among other policies, it is our current policy to limit our debt-to-total market capitalization ratio to 40%, but our organizational documents do not limit the amount of indebtedness that we may incur without shareholder approval and this policy could therefore be changed by the Board at any time. Our "debt-to-total market capitalization ratio" is the ratio of our total consolidated and unconsolidated debt as a percentage of the sum of the market value of all of the outstanding partnership units of Cabot L.P. plus the total liquidation value of all outstanding preferred partnership units of Cabot L.P. and total consolidated and unconsolidated debt, but excluding all nonrecourse consolidated debt in excess of our proportionate share of that debt and excluding all nonrecourse unconsolidated debt of partnerships in which we are a limited partner.

Our business consists primarily of acquiring and operating real estate and is therefore subject to real estate investment and operating risks.

Tenant defaults and bankruptcies may reduce our income and cash flow. We derived more than 97% of our income from rental operations during 2000. If a significant number of tenants fail to meet their lease obligations, our revenues and cash flow will decrease and we may be unable to make expected distributions to our unitholders.

Defaulting tenants may seek bankruptcy protection, which could result in payment delays or in the rejection and termination of the tenants' leases. This would reduce our income, cash flow and amounts available to distribute to our unitholders. In addition, a tenant may suffer business losses which may weaken its financial condition and result in the failure to make rental payments when due.

We may be adversely affected by increases in real estate operating costs. If our properties do not generate revenues sufficient to meet our operating expenses, including debt service, tenant improvement costs, leasing commissions and other capital expenditures, we may have to borrow additional amounts to cover our fixed costs, and our cash flow and ability to make distributions to unitholders may be adversely affected.

Commercial properties are subject to increases in operating expenses such as cleaning, electricity, heating, ventilation and air conditioning and maintenance, insurance and administrative costs, and other general costs associated with security, landscaping, repairs and maintenance. If operating expenses increase, competition in the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates. While our current tenants are generally obligated to pay a portion of increases in operating costs, there is no assurance that our existing tenants will agree to pay all or any portion of those costs upon renewal of their leases or that new tenants will agree to pay those costs.

We may encounter significant delays in reletting vacant space and resulting losses of income. When leases of space in our properties expire, the leases may not be renewed, the related space may not be relet promptly or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than the terms of the expiring leases. Leases covering approximately 16.0% of our total leased rental space will expire in 2001 and leases covering approximately 17.5% of our total rental space will expire in 2002, based on annualized net rent.

In formulating our annual business plans, we make estimates of renovation and reletting costs that take into consideration our views of both current and expected future business conditions in our markets. Our estimates may prove to be inaccurate. If we are unable promptly to relet or renew the leases for all or a substantial portion of our space, if the rental rates upon the renewal or reletting are significantly lower than expected rates or if our cost estimates prove inadequate, then our cash flow and ability to make expected distributions to shareholders may be adversely affected.

We may not be able to meet our targeted levels of leasing activity, acquisitions and development due to the highly competitive nature of the industrial property markets.

Numerous industrial properties compete with our properties in attracting tenants to lease space and additional properties can be expected to be built in the markets in which our properties are located. The number and quality of competitive industrial properties in a particular area will have a material effect on our ability to lease space at our existing properties or at newly acquired properties and on the rents charged.

The industrial real estate investment market is also highly competitive. There are a significant number of buyers and developers of industrial property, including other publicly traded industrial REITs, many of which have significant financial resources. This may result in increased competition in acquiring attractive industrial properties and development sites. Accordingly, we may not be able to meet our targeted level of property acquisitions and developments, which would have an adverse effect on our expected growth in funds from operations.

We may incur significant environmental remediation costs or liabilities.

As an owner and operator of real properties, we are subject to various federal, state and local environmental laws, ordinances and regulations that impose liability on current and previous owners and operators of real property for the costs of removal or remediation of hazardous or toxic substances on, under or in the property. Some of these laws impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous substances at the disposal or treatment facility, whether or not the facility is or ever was owned or operated by the person. In addition, the presence of hazardous or toxic substances, or the failure to remediate the property properly, may adversely affect the owner's ability to borrow using the real property as collateral.

Environmental laws and common law principles could be used to impose liability for release into the air of and exposure to hazardous substances, including asbestos-containing materials, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to the released hazardous substances. As an owner of real properties, we could be liable for these types of costs.

Phase I environmental site assessment reports were obtained by our original contributing investors in connection with their initial acquisition of the properties, or were obtained by us in connection with the transactions resulting in our formation as a publicly traded company. In accordance with our acquisition policies, we have also obtained Phase I's for all of the properties that we have acquired since the date of our formation. The purpose of Phase I's is to identify potential sources of contamination for which we may be responsible and to assess the status of environmental regulatory compliance. The earliest of the Phase I's for our properties were obtained in 1988 and Phase I's on approximately 12% of the properties owned by us as of December 31, 2000 were obtained prior to 1995. Commonly accepted standards and practices for Phase I's have evolved to encompass higher standards and more extensive procedures over the period from 1988 to the present.

It is possible, however, that the Phase I's relating to the properties do not reveal all environmental liabilities. Moreover, future laws, ordinances or regulations may impose material environmental liability or our properties' current environmental condition may be affected by tenants, by the condition of land or operations in the vicinity of the properties or by third parties unrelated to us.

We may be adversely affected by changes in laws.

Our properties are subject to various federal, state and local regulatory requirements, including state and local fire and life-safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We believe that our properties are in material compliance with all current regulatory requirements. However, new requirements may be imposed that would require us to make significant unanticipated expenditures and that could have an adverse effect on our cash flow and ability to make expected distributions to unitholders.

We could be adversely affected if hazard losses on our properties exceed the amount of our insurance coverage or are not covered by insurance.

We carry commercial general liability insurance, standard "all-risk" property insurance, flood, earthquake and rental loss insurance with respect to our properties with policy terms and conditions customarily carried for similar properties. We believe that our current insurance coverage is adequate. However, our insurance is subject to normal limitations on the amounts of coverage and some types of losses, such as losses from wars or from earthquakes for properties located in California, may be uninsurable or may only be insurable at a cost that we believe outweighs the value of obtaining insurance. Should an uninsured loss or a loss in excess of the amount of our insurance coverage occur, we could lose the capital invested in a property, as well as the anticipated future revenue from that property, and we would continue to be obligated on any mortgage indebtedness or other obligations related to the property.

In light of the California earthquake risk, California building codes have since the early 1970s established construction standards for all new buildings and also contain guidelines for seismic upgrading of existing buildings that are intended to reduce the possibility and severity of loss from earthquakes. The construction standards and upgrading, however, do not eliminate the possibility of earthquake loss. It is our current policy to obtain earthquake insurance if available at acceptable cost. As of December 31, 2000, all of our 87 properties located in California are covered by earthquake insurance. We currently maintain blanket earthquake insurance coverage for all properties located outside California in amounts we believe to be reasonable.

Equity real estate investments are relatively illiquid.

The relative illiquidity of our real estate investments may limit our ability to adjust our property portfolio to respond to market changes. In addition, the Code limits a REIT's ability to sell properties held for fewer than four years, which may affect our ability to sell properties without adversely affecting returns to common unitholders. These factors will tend to limit our ability to vary our portfolio promptly in response to changes in market or general economic or other conditions.

We may suffer losses from our acquisition, development and construction activities.

We intend to acquire existing industrial properties to the extent that they can be acquired on advantageous terms and meet our investment criteria. These acquisitions will entail the risk that investments will fail to perform as expected, the risk of unexpected liabilities and the risk that necessary property improvement costs may be greater than we estimated in deciding to acquire a property.

We also intend to grow through the selective development and construction of industrial properties, including build-to-suit properties and speculative development, as suitable opportunities arise. The risks associated with real estate development and construction activities include the following:

      o we may find it necessary to abandon development project activities after expending significant resources to determine their feasibility;

      o the construction cost of a project may exceed original estimates, possibly making the project less profitable than originally estimated;

      o occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;

      o financing may not be available on favorable terms for development of a property;

      o     limited cash flow during construction period;

      o the construction and lease up of a property may not be completed on schedule, resulting in increased debt service and construction costs; and

      o we may fail to obtain, or may experience delays in obtaining, necessary zoning, land-use, building occupancy and other required governmental permits and authorizations.

There are potential conflicts of interest in our operations.

Cabot Trust's Chief Executive Officer may incur adverse tax consequences if properties contributed by him are sold. As a holder of partnership units in Cabot L.P., Ferdinand Colloredo-Mansfeld, who is Cabot Trust's Chief Executive Officer and the Chairman of the Board of Trustees of Cabot Trust has unrealized taxable gains associated with his interests in approximately $20.6 million in net book value of properties that he contributed to Cabot L.P. in connection with its formation. These six contributed properties represented approximately 1.2% of our total assets at December 31, 2000. Because he may incur different and more adverse tax consequences than would our other investors upon the sale of those properties he may have different views regarding the appropriate pricing and timing of any sale of these properties. While the full Board of Trustees has the ultimate authority to determine whether and on what terms to sell our properties, Mr. Colloredo-Mansfeld could have an incentive to discourage sale of the properties even though the sales might be financially advantageous for Cabot L.P. and its other unitholders as a whole.

Cabot Trust's duties to its shareholders may conflict with its duties to the partners of Cabot L.P.

As the general partner of Cabot L.P., Cabot Trust owes fiduciary duties to Cabot L.P.'s limited partners. Discharging these fiduciary duties could conflict with its shareholders' interests. Pursuant to Cabot L.P.'s limited partnership agreement, the limited partners have acknowledged that Cabot Trust is acting both on behalf of its shareholders and, in its capacity as general partner of Cabot L.P., on behalf of the limited partners. The limited partners have further agreed in the partnership agreement that we are under no obligation to consider the separate interests of the limited partners in deciding whether to cause Cabot L.P. to take, or to decline to take, any actions.

We have significant unitholders who could control our operations.

As of February 28, 2001 Cabot Trust's senior management beneficially owned approximately 4.0% of Cabot L.P.'s outstanding partnership units, excluding shares and units issuable pursuant to the exercise of options and dividend equivalent units issued under Cabot Trust's long-term incentive compensation plans. At the same date, the IBM Personal Pension Plan Trust, the New York State Teachers' Retirement System and the Pennsylvania Public School Employees' Retirement System beneficially owned approximately 15.6%, 13.6% and 12.7%, respectively, of Cabot L.P.'s outstanding partnership units, calculated on the same basis. These holders were each original investors in Cabot L.P. They are permitted to hold their respective beneficial ownership percentages of Cabot Trust's shares pursuant to an exception to the above-described general ownership limit of 9.8% set forth in Cabot Trust's Declaration of Trust in recognition of the fact that, because of their status as retirement plans, their share ownership is disregarded for purposes of some of the REIT ownership requirements of the Code and is instead attributed to their plan participants. These investors could have a significant influence on our operations and the outcome of matters submitted to a shareholder vote and could, were they to agree to act in concert with each other, exercise effective control over our affairs.

We are subject to real estate financing risks.

Potential adverse effects of the costs of and possible difficulties in obtaining debt financing may adversely affect our cash flows and distributions to unitholders. As a result, among other things, of the annual income distribution requirements applicable to REITs under the Code, we rely to a significant extent on borrowings to fund acquisitions, capital expenditures and other items and expect to continue to do so. We are therefore subject to real estate and general financing risks, including changes from period to period in the availability of financing, the risk that our cash flow may not cover both required debt service payments and distributions to our unitholders, and the risk that we will not be able to refinance existing indebtedness or that the refinancing terms will be unfavorable. If we do not make mortgage payments, the property or properties subject to the mortgage indebtedness could be foreclosed upon by or transferred to the lender.

Rising interest rates will generally increase our borrowing costs.

We have a bank credit facility that permits us to borrow up to $325 million (which may increase to $375 million under certain circumstances) for property acquisitions and other purposes that provides for interest at variable rates, and we may incur additional variable rate indebtedness in the future. Variable-rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our cash flow and the amounts available to distribute to our unitholders. While we have entered into hedging arrangements that are intended to reduce our exposure to rising interest rates and may enter into additional arrangements for that purpose in the future, changes in interest rates will still affect our business and results of operations.

Our use of interest rate hedging agreements may increase our interest and financing costs, may result in losses and may present other risks.

To reduce our exposure to changes in market interest rates, we have from time to time entered into various types of interest rate protection, or "hedging", agreements with investment grade financial institutions. These agreements include interest rate swap, interest rate collar and interest rate cap agreements, which are intended to limit our exposure to increases in interest rates on our variable rate borrowings. They also include "Treasury lock agreements" that are entered into for the purpose of hedging the interest rates of fixed interest rate indebtedness that we expect to incur in future periods. Interest rate hedging agreements involve the risks described in the following paragraphs:

      Hedging agreements may increase our interest and financing costs. Since interest rate hedging agreements are intended to have the effect of fixing the interest rates that we pay within a specified range or at a specified level, they may have the effect in declining interest rate environments of increasing our interest costs over what those costs would otherwise have been. We may also pay fees and incur other transaction costs in connection with entering into these agreements.

      Hedging agreements present credit risks. The counter parties in our hedging agreements may become financially unable to perform their obligations under the agreements. In that case, we would not receive the protection against changes in interest rates that we had intended and we may also not be able to recover fees or other costs incurred by us in entering the hedging agreement.

      Hedging agreements may present "basis risks." The interest rate index or other basis of the hedging agreement may not change with the same frequency or in the same magnitude as the interest rates that we are seeking to hedge. This possibility, which is commonly referred to as "basis risk", may result in unexpected costs and losses.

      Deferral of gains and losses under hedge accounting principles may become inappropriate for specific hedging arrangements. In general, and prior to the implementation of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, in the first quarter of 2001, we intend that the amounts we are required to pay to or that we receive from the counterparties under our hedging agreements will be reflected in our financial statements using "hedge accounting" principals. Under hedge accounting principles the amounts of such losses and gains are added to or credited against our interest expense over the life of the related borrowing rather than being reported as current gain or loss. Hedge accounting may cease to be appropriate for a particular hedging agreement if the agreement ceases to be sufficiently correlated with the indebtedness being hedged. This may occur as a result of basis risk or it may occur because the borrowing to which the hedge agreement relates is not completed in the form or within the time frame contemplated when the hedging agreement was executed or if the related borrowing is terminated prior to maturity.

      Effective January 1, 2001 the Company will implement SFAS No. 133, which will change the underlying accounting for derivative instruments that qualify as hedges. Under the provisions of SFAS No. 133, the amounts we are required to pay to or that we receive from the counterparties under our hedging agreements will be accounted for as cash flow hedging instruments and reflected in our financial statements, at fair value, as either assets or liabilities depending on the rights or obligations under the agreements. The effective portion of the changes in fair value of a derivative instrument designated and qualifying as a cash flow hedging instrument shall be reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining change in fair value of the derivative instrument, if any, shall be recognized currently in earnings. Reporting of changes in fair value as a component of other comprehensive income may cease to be appropriate for a particular hedging agreement if the agreement ceases to be highly effective in offsetting the corresponding change in the cash outflows or inflows of the hedged transaction. Loss of effectiveness could result in the net change in fair value in accumulated other comprehensive income to be immediately reclassified into earnings. This may again occur as a result of basis risk or it may occur because the borrowing to which the hedge agreement relates is not completed in the form or within the time frame contemplated when the hedging agreement was executed or if the related borrowing is terminated prior to maturity.

      Treasury lock agreements may result in substantial losses if market interest rates change significantly. Treasury lock agreements involve the sale by us to an institutional counterparty, on a future delivery basis, of Treasury securities having maturities comparable to that of our proposed future debt issuance. The amount, if any, that we may be required to pay to our counterparty, or that the counterparty may be required to pay to us, under the Treasury lock agreement depends on the direction and magnitude of any change in the relevant Treasury market yields between the contract initiation date and the contract settlement date. Accordingly, if we enter into additional Treasury lock agreements in the future we will be subject to potential increases in interest expense or immediate loss recognition that will fluctuate with movements in Treasury market yields and that may be substantial.

      Interest rate hedging agreements may not be enforceable in some cases. The enforceability of interest rate hedging agreements may depend on compliance by the parties with applicable statutory and other legal requirements. They may not be enforceable if they were not authorized or appropriate for a counterparty or if the related documentation has not been prepared and executed properly.

      Substantial income from hedging activities could adversely affect our ability to comply with the REIT qualification requirements of the Code. There are limits on the amount of income resulting from hedging activities that may be counted in determining our compliance with one of the REIT qualification requirements under the Code relating to the nature of our income.

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

Cabot L.P. is exposed to market risk in the form of the effects of changes in market interest rates on its existing and proposed debt financing. Its Acquisition Facility bears interest at a variable rate, LIBOR plus 1%, while the interest rates on proposed fixed-rate unsecured and secured debt instruments will usually be based on Treasury securities yields plus a market-based spread. Cabot L.P. has entered into various forms of interest rate protection agreements with investment-grade financial institutions from time to time for the purpose of managing a portion of its interest rate risk. For variable rate LIBOR-based borrowings, these agreements include interest rate swap, interest rate collar and interest rate cap agreements that are intended to limit Cabot L.P.'s effective cost on variable rate borrowings, either within an agreed range or below an agreed maximum level. For proposed long-term instruments, Cabot L.P. has also entered into "Treasury Lock transactions" that are intended to set the Treasury securities component of the interest cost in advance through agreements for the sale of Treasury securities having notional amounts and maturities comparable to Cabot L.P.'s intended debt issuance. Cabot L.P. does not enter into interest rate protection agreements or any other form of derivative financial instruments for speculative trading purposes.

As of December 31, 2000, Cabot L.P. was a party to two interest rate swap agreements that are intended to limit its exposure to changes in LIBOR through October 22, 2003 on $50 million of borrowings on its Acquisition Facility. Under the agreements, Cabot L.P.'s counterparty is required to pay an amount equal to interest on that notional principal amount ($25 million each) of borrowings to the extent that the relevant LIBOR exceeds 5.905% in one case and 5.891% in the other. To the extent LIBOR is less than 5.905% and 5.891%, Cabot L.P. must pay the counterparty.

Taking into account $149.0 million of variable rate borrowings that Cabot L.P. had outstanding under its Acquisition Facility at December 31, 2000, and the above-described interest rate swap agreements that were in effect at that date, an instantaneous increase of 100 basis points in LIBOR at that date would, if LIBOR remained at the increased levels thereafter, result in an estimated $1 million reduction in Cabot L.P.'s net income in 2001. This estimate is provided for the purpose of illustrating the possible effects on Cabot L.P.'s results of operations of changing interest rates and Cabot L.P.'s interest rate protection agreements. It does not take into account any other effects that changes in interest rates might have on Cabot L.P.'s operations, such as higher interest rates on new fixed rate borrowings, nor does it consider any additional interest rate protection agreements that Cabot L.P. might enter into in reaction to, or in anticipation of, changes in interest rates. While an increase in LIBOR of 100 basis points over a relatively short time period is possible, it is unlikely that interest rates would increase instantaneously or stay at the same rate for a sustained period as assumed for purposes of the illustration.

As of December 31, 2000, Cabot L.P. also had $246.4 million of fixed rate debt at stated rates ranging from 7.25% to 9.67% secured by certain properties, $200.0 million of fixed rate unsecured debt at a stated rate of 7.125% and $55.0 million of unsecured Medium Term Notes at a weighted average rate of 8.4%. The current and future use of fixed rate debt is advantageous to Cabot L.P., as compared with variable rate debt, in times of rising interest rates. However, in an environment of falling interest rates, fixed rate debt would place Cabot L.P. at a disadvantage as compared with competitors having larger components of variable rate debt.

Item 8. Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
CABOT INDUSTRIAL PROPERTIES, L.P...
Report of Independent Public Accountants.....................................47
Consolidated Balance Sheets as of December 31, 2000 and 1999.................48
Consolidated Statements of Operations for the Years Ended
   December 31, 2000, 1999 and 1998..........................................49
Consolidated Statements of Partners' Equity for the Years Ended
   December 31, 2000, 1999 and 1998..........................................50
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2000, 1999 and 1998..........................................51
Notes to Consolidated Financial Statements...................................53
Schedule III - Real Estate and Accumulated Depreciation......................70

                    Report of Independent Public Accountants

To the Partners of
Cabot Industrial Properties, L.P.:

We have audited the accompanying consolidated balance sheets of Cabot Industrial Properties, L.P. and subsidiaries (Cabot L.P.), a Delaware Partnership, as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2000 (Note 1). These financial statements are the responsibility of Cabot L.P.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cabot Industrial Properties, L.P. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

                                                             ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 20, 2001

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                As of December 31,
                                                                          -------------------------------
                                                                              2000              1999
                                                                          -------------    --------------
ASSETS:

INVESTMENT IN REAL ESTATE:
Land                                                                      $    332,360      $    296,619
Buildings                                                                    1,321,417         1,211,215
Less: Accumulated Depreciation                                                 (73,857)          (42,543)
                                                                          ------------      ------------
    Net Rental Properties                                                    1,579,920         1,465,291
Properties under Development                                                    64,296            63,938
                                                                          ------------      ------------
                                                                             1,644,216         1,529,229
                                                                          ------------      ------------

OTHER ASSETS:
Cash and Cash Equivalents                                                        3,003            22,007
Rents and Other Receivables, net of allowance for uncollectible
    accounts of $982 and $574 in 2000 and 1999, respectively                     3,432             3,828
Deferred Rent Receivable                                                        11,573             6,079
Deferred Lease Acquisition Costs, net                                           34,288            23,913
Deferred Financing Costs, net                                                    5,460             3,369
Investment in and Advances to Related Party                                        750             1,105
Investment in and Notes Receivable from Joint Ventures                          12,518                --
Assets Held for Sale                                                            35,882                --
Other Assets                                                                    16,837             3,954
                                                                          ------------      ------------

TOTAL ASSETS                                                              $  1,767,959      $  1,593,484
                                                                          ============      ============

LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES:
Mortgage Debt                                                             $    246,379      $    163,866
Unsecured Debt                                                                 255,000           200,000
Line of Credit Borrowings                                                      149,000           163,000
Accounts Payable                                                                 1,160               889
Accrued Real Estate Taxes                                                       11,385            10,254
Distributions Payable                                                           16,069            15,437
Tenant Security Deposits and Prepaid Rents                                      11,395            11,205
Other Liabilities                                                               22,666            20,117
                                                                          ------------      ------------
                                                                               713,054           584,768
                                                                          ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 11)

PARTNERS' EQUITY:
General Partners' Equity                                                       759,780           761,742
Limited Partners' Equity                                                        56,920            57,169
Preferred Unit Holders' Equity                                                 238,205           189,805
                                                                          ------------      ------------

TOTAL PARTNERS' EQUITY                                                       1,054,905         1,008,716
                                                                          ------------      ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                    $  1,767,959      $  1,593,484
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

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except unit and per unit data)

                                                                          For the Years Ended
                                                 --------------------------------------------------------------------
                                                  December 31, 2000        December 31, 1999        December 31, 1998
                                                 ------------------       ------------------       ------------------
                                                                                                        (Note 1)
REVENUES:
   Rental Income                                    $      181,318            $      135,859           $       89,044
   Tenant Reimbursements                                    30,778                    21,612                   13,381
                                                    --------------            --------------           --------------
                                                           212,096                   157,471                  102,425
EXPENSES:
   Property Operating                                       18,898                    11,821                    6,579
   Property Taxes                                           24,086                    17,787                   11,843
   Depreciation and Amortization                            42,009                    31,106                   20,883
   General and Administrative                               10,134                     8,965                    6,845
   Interest                                                 43,570                    25,360                    7,009
   Settlement of Treasury Lock                                  --                     2,492                       --
                                                    --------------            --------------           --------------
                 Total Expense                             138,697                    97,531                   53,159

OTHER INCOME:
   Net Gain on Sales of Real Estate                          2,639                     2,751                      572
   Interest and Other Income                                 2,092                       996                    1,120
   Earnings and Fees from Joint Ventures                       822                        --                       --
                                                    --------------            --------------           --------------

Net Income                                                  78,952                    63,687                   50,958

Preferred Unitholder Distributions                         (19,619)                   (6,009)                      --
                                                    --------------            --------------           --------------

Net Income Allocable to Partnership Units           $       59,333            $       57,678           $       50,958
                                                    ==============            ==============           ==============

Earnings per Partnership Unit:
     Basic                                          $         1.36            $         1.32           $         1.17
                                                    ==============            ==============           ==============

     Diluted                                        $         1.36            $         1.32           $         1.17
                                                    ==============            ==============           ==============

Weighted Average Partnership Units:
     Basic                                              43,668,146                43,608,110               43,493,198
                                                    ==============            ==============           ==============

     Diluted                                            43,728,224                43,631,869               43,586,876
                                                    ==============            ==============           ==============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                  (in thousands, except unit and per unit data)

                                                           Common                                Preferred
                                           -------------------------------------   ----------------------------------------
                                                           General      Limited                                    Total
                                           Partnership    Partners'    Partners'   Partnership   Unitholders'     Partners'
                                              Units        Equity       Equity        Units         Equity         Equity
                                           -----------    ---------    ---------   -----------   ------------   -----------

Balance, December 31, 1997                          50    $       1    $      --            --   $      --      $         1

    Issuance of Units                       43,576,149      349,302      469,965            --          --          819,267
    Repurchase of Units                        (85,727)        (205)      (1,513)           --          --           (1,718)
    Net Income                                      --       21,766       29,192            --          --           50,958
    Distributions ($1.177 per
    Common Unit)                                    --      (21,877)     (29,333)           --          --          (51,210)
                                           -----------    ---------    ---------    ----------   ---------      -----------

Balance, December 31, 1998                  43,490,472    $ 348,987    $ 468,311            --   $      --      $   817,298
                                           -----------    ---------    ---------    ----------   ---------      -----------

    Issuance of Units                          177,448    $      --    $   3,413     6,100,000   $ 189,805      $   193,218
    Conversion of Units                             --      419,082     (419,082)           --          --               --
    Net Income                                      --       49,048        8,630            --       6,009           63,687
    Distributions ($1.36 per
    Common Unit)                                    --      (55,375)      (4,103)           --      (6,009)         (65,487)
                                           -----------    ---------    ---------    ----------   ---------      -----------

Balance, December 31, 1999                  43,667,920    $ 761,742    $  57,169     6,100,000   $ 189,805      $ 1,008,716

    Issuance of Units                               --    $      --    $      --     2,000,000   $  48,400      $    48,400
    Issuance of Warrants                            --          513           37            --          --              550
    Exercise of Options                            413           --           --            --          --               --
    Conversion of Units                             --           96          (96)           --          --               --
    Net Income                                      --       55,193        4,140            --      19,619           78,952
    Distributions ($1.42 per
    Common Unit)                                    --      (57,684)      (4,325)           --     (19,619)         (81,628)
    Other                                           --          (80)          (5)           --          --              (85)
                                           -----------    ---------    ---------    ----------   ---------      -----------

Balance, December 31, 2000                  43,668,333    $ 759,780    $  56,920     8,100,000   $ 238,205      $ 1,054,905
                                           ===========    =========    =========    ==========   =========      ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands, except unit data)

                                                                                           For the Years Ended
                                                                     ---------------------------------------------------------------
                                                                      December 31, 2000     December 31, 1999     December 31, 1998
                                                                     --------------------  --------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net Income                                                    $     78,952          $     63,687          $     50,958
          Adjustments to Reconcile Net Income to Cash Provided by
          Operating Activities:
             Depreciation and Amortization                                    42,009                31,106                20,883
             Amortization of Deferred Financing Costs                          1,513                 1,003                   466
             Straight Line Rent                                               (5,587)               (3,470)               (2,638)
             Cabot L.P.'s Share of Net Income of Cabot Advisors                 (518)                   --                  (231)
             Net Gain on Sales of Real Estate                                 (2,639)               (2,751)                 (572)
             Decrease (Increase) in Rents and Other Receivables                  396                  (956)               (2,872)
             Increase in Accounts Payable                                        258                   419                   406
             (Increase) Decrease in Other Assets                             (12,016)                  594                (2,847)
             Increase in Accrued Real Estate Taxes                             1,131                 2,945                 7,309
             Increase in Tenant Security Deposits and Prepaid Rents              190                 6,249                 4,956
             Increase in Other Liabilities                                     5,772                 2,467                 2,908
                                                                        ------------          ------------          ------------
                Net Cash Provided by Operating Activities                    109,461               101,293                78,726
                                                                        ------------          ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of Investments in Real Estate                           (125,458)             (402,150)             (376,816)
          Properties Under Development                                       (52,818)              (52,996)              (19,532)
          Proceeds from Sales of Real Estate                                  10,887                16,079                 6,874
          Purchases of and Increases in Lease Acquisition Costs              (19,613)              (12,369)               (6,857)
          Improvements to Real Estate                                         (3,060)               (1,938)                 (458)
          Notes Receivable from Joint Ventures                                (3,329)                   --                    --
          Investment in Joint Ventures                                        (8,040)                   --                    --
          Acquisition Deposits, net                                             (366)                 (844)               (1,579)
          Advances to Cabot Advisors, net                                       (278)                 (523)                 (351)
          Purchases of Furniture, Fixtures and Equipment                        (145)                  (83)                  (76)
          Other                                                               (1,751)                  629                    --
                                                                        ------------          ------------          ------------
                Net Cash Used in Investing Activities                       (203,971)             (454,195)             (398,795)
                                                                        ------------          ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from Issuance of Unsecured Debt                            55,000               200,000                    --
          Proceeds from Issuance of Preferred Units, net                      47,650               191,383                    --
          Proceeds from Issuance of Mortgage Debt                             75,527                93,215                    --
          Distributions Paid to Common Unitholders                           (61,354)              (58,641)              (37,076)
          Line of Credit (Repayments) Borrowings, net                        (14,000)              (37,000)              200,000
          Distributions Paid to Preferred Unitholders                        (19,642)               (5,419)                   --
          Mortgage Debt Principal Repayments                                  (4,170)               (5,737)              (14,232)
          Increase in Deferred Financing Costs                                (3,420)               (2,627)               (1,721)
          Proceeds from the Issuance of Common Units, net                        (85)               (1,412)              177,606
          Other                                                                   --                (1,154)                 (490)
          Repurchase of Partnership Units                                         --                    --                (1,718)
                                                                        ------------          ------------          ------------
                Net Cash Provided by Financing Activities                     75,506               372,608               322,369
                                                                        ------------          ------------          ------------
                     Net (Decrease) Increase in Cash and Cash
                       Equivalents                                           (19,004)               19,706                 2,300

CASH AND CASH EQUIVALENTS-BEGINNING OF YEAR                                   22,007                 2,301                     1
                                                                        ------------          ------------          ------------

CASH AND CASH EQUIVALENTS-END OF YEAR                                   $      3,003          $     22,007          $      2,301
                                                                        ============          ============          ============

Cash paid for interest, net of amounts capitalized                      $     40,699          $     23,224          $      5,771
                                                                        ============          ============          ============

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

      In conjunction with the acquisitions of certain real estate, Cabot L.P. assumed $44,025 of indebtedness and issued Units valued at $2,268 in 1998, assumed $28,182 of indebtedness and issued Units valued at $3,413 in 1999 and assumed $11,156 of indebtedness in 2000.

      In 2000, Cabot L.P. sold two properties for $22,300, and reinvested the net proceeds in real estate.

      In 2000, Cabot L.P. contributed real estate valued at $2,332 to a joint venture. In addition, Cabot Trust issued warrants valued at $550 in conjunction with the formation of a joint venture.

      At December 31, 2000, 1999 and 1998, accrued capital expenditures (including amounts included in accounts payable) totaled $3,525, $6,520 and $7,243, accrued development costs totaled $5,216, $3,610 and $3,576, accrued preferred equity offering costs totaled $828, $1,578 and $0, and accrued common equity offering costs totaled $0, $0 and $1,290, respectively.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

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

The Formation Transactions
On February 4, 1998, under a Contribution Agreement executed by Cabot Trust, Cabot L.P., Cabot Partners and various other contributors, 122 industrial real estate properties, certain real estate advisory contracts and other assets were
(i) contributed to Cabot L.P. in exchange for Units in Cabot L.P. that may, subject to certain restrictions, be exchanged for Common Shares of Cabot Trust or (ii) contributed to Cabot Trust in exchange for Common Shares. The properties contributed to Cabot Trust were concurrently contributed by it to Cabot L.P. in exchange for the number of general partnership Units in Cabot L.P. equal to the number of Common Shares exchanged for the property.

Cabot L.P. contributed the real estate advisory contracts to Cabot Advisors, Inc. (Cabot Advisors) and received 100% of the nonvoting preferred stock of Cabot Advisors, which entitles it to 95% of Cabot Advisors' net operating cash flow. All of the common stock of Cabot Advisors is owned by an officer of Cabot Trust.

Cabot L.P. issued 177,448 Units in 1999 in conjunction with acquisitions and Cabot Trust issued 5,413 common shares in 2000 and 22,032,656 Common Shares in 1999 to limited partners of Cabot L.P. in exchange for Units of Cabot L.P.

Cabot Trust owned approximately 93% of Cabot L.P. as of December 31, 2000 and 1999.

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2000

1. GENERAL (CONTINUED)

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

Cumulative Redeemable Perpetual Preferred Equity
During 2000 and 1999, Cabot L.P. completed private sales of the following Cumulative Redeemable Perpetual Preferred Units (the Preferred Units):

          Sale Date                          Series               Unit Price        Liquidation Value          Net Proceeds
--------------------------------     ----------------------     -------------    ----------------------    --------------------
May 25, 2000                             8.950% Series H             $25              $ 35,000,000            $ 33,975,000
March 23, 2000                           8.875% Series G             $25                15,000,000              14,425,000
December 22, 1999                        8.500% Series F             $25                45,000,000              44,025,000
December 9, 1999                         8.375% Series E             $50                10,000,000               9,715,000
September 27, 1999                       8.375% Series D             $50                10,000,000               9,715,000
September 3, 1999                        8.625% Series C             $25                65,000,000              63,175,000
April 29, 1999                           8.625% Series B             $50                65,000,000              63,175,000
                                                                                      ------------            ------------
                                                                                      $245,000,000            $238,205,000
                                                                                      ============            ============


The Preferred Units, which may be called by Cabot L.P. at liquidation value on or after the fifth anniversary of issuance in each case, have no stated maturity or mandatory redemption provisions and are not convertible into any other securities of Cabot L.P.

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

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2000

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment in Real Estate
Investments in real estate are carried at cost, less accumulated depreciation. It is Cabot L.P.'s policy to review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of the impairment loss is based on the fair value of the asset. Generally, fair value is determined using valuation techniques such as the present value of expected future cash flows. No impairment adjustments have been made as a result of this review process during 2000, 1999 or 1998.

Investments in real estate are primarily depreciated over 40 years using the straight-line method. Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Significant building renovations and improvements that extend the useful life of or improve the assets are capitalized. Interest is capitalized as a cost of real estate development investments in accordance with Statement of Financial Accounting Standards
(SFAS) No. 34, Capitalization of Interest Cost. Interest totaling $3,443,000 and $3,167,000 was capitalized in 2000 and 1999, respectively.

Cash Equivalents
Cabot L.P. considers all short-term investments with a maturity of three months or less to be cash equivalents.

Capitalization of Costs
Cabot L.P. has capitalized as deferred costs certain expenditures related to the financing and leasing of its properties. Capitalized loan fees are amortized over the term of the related loans and lease acquisition costs are amortized over the term of the related leases, or the estimated useful life of the improvement, if shorter. Deferred Lease Acquisition Costs and Deferred Financing Costs included in the accompanying consolidated balance sheets are presented net of accumulated amortization totaling $16,048,000 and $1,118,000, respectively, as of December 31, 2000 and $8,620,000 and $1,413,000, respectively, as of December 31, 1999.

Investments in Cabot Advisors and Joint Ventures
Cabot L.P.'s investments in Cabot Advisors and joint venture arrangements (the Joint Ventures) are accounted for using the equity method. Under the equity method of accounting, Cabot L.P.'s pro rata share of Cabot Advisors' and the Joint Ventures' income (loss) is recorded as an increase (decrease) in the carrying value of its investment and any distributions received are recorded as decreases in the carrying value.

Assets Held for Sale
As of December 31, 2000, Assets Held for Sale consisted of seven industrial properties in California and Ohio. One property held for sale is subject to indebtedness that totaled $5,401,000 at December 31, 2000. Subsequent to year-end, Cabot L.P. has sold three of these properties containing approximately 660,000 square feet, for an aggregate sales price of $20,500,000. This sale is expected to result in a net gain of approximately $700,000. Proceeds

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2000

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

from this sale of property are anticipated to be used to acquire additional real estate assets. The sales of the remainder of these assets are subject to negotiation of final terms and other customary conditions.

Rental Income
All leases are classified as operating leases. Certain leases provide for tenant occupancy during periods for which no rent is due and minimum rent payments that increase during the term of the lease. Cabot L.P. records rental income for the full term of each lease on a straight-line basis. The resulting Deferred Rent Receivable represents the amount due from tenants, net of reserves, which Cabot L.P. expects to collect over the remaining life of the leases rather than currently. Deferred rental revenue is not recognized for income tax purposes until received. Cabot L.P. recorded a provision for uncollectible rental income of $1,336,000, $352,000 and $312,000 in 2000, 1999 and 1998, respectively, and wrote off $928,000 and $90,000 against its allowance for uncollectible accounts in 2000 and 1999, respectively.

Interest Rate Protection Agreements
Cabot L.P. uses various types of interest rate protection agreements from time to time to manage its exposures to interest rate risk. During 2000, 1999 and 1998, Cabot L.P. used interest rate swap agreements, interest rate collar agreements and interest rate cap agreements to manage a portion of the interest rate risk arising from its LIBOR-based acquisition facility and may, in the future, use other types of agreements. The interest rate swap agreements are intended to effectively limit the LIBOR interest cost on a portion of the outstanding balance of the acquisition facility to a specified interest rate by requiring Cabot L.P.'s counterparty to pay to Cabot L.P. amounts to the extent LIBOR exceeds the specified interest rate or by requiring Cabot L.P. to pay to the counterparty amounts to the extent LIBOR is less than the specified interest rate. The collar agreements effectively limited the LIBOR interest cost on a portion of the outstanding balance on the acquisition facility to a specified interest rate range by requiring Cabot L.P.'s counterparty to pay amounts to Cabot L.P. to the extent LIBOR increased above the ceiling of the specified range and requiring Cabot L.P. to make payments to the counterparty to the extent LIBOR declined below the floor of the range. The interest rate cap agreements limited the LIBOR interest cost on a portion of the outstanding balance on the acquisition facility to a maximum interest rate by requiring Cabot L.P.'s counterparty to pay amounts to Cabot L.P. to the extent LIBOR increased above the ceiling as specified. Cabot L.P. accounts for such agreements under the accrual method. Amounts to be received from or paid to the counterparties of the agreements are accrued during the period to which the amounts relate and are reflected as increases or decreases in interest expense. The related amounts payable to or receivable from the counterparties are included in accounts payable or other assets in the accompanying balance sheets.

During 1998, Cabot L.P. entered into an interest rate hedge transaction (referred to as a Treasury Lock) involving the future sale of $100 million of Treasury securities based on a rate of approximately 5.54% for such securities in anticipation of a future debt issuance of at least $100 million with a maturity of 10 years. At the March 31, 1999 contractual settlement date for this

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2000

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

transaction, Cabot L.P. paid $2.5 million to its counterparty in the transaction, reflecting the decrease in Treasury security yields since the July 1998 commencement of the transaction. Because an offering of the size and maturity contemplated when the interest rate hedge transaction was executed was not completed by the time of, or shortly after, the March 31, 1999 settlement date of the transaction, Cabot L.P. recorded a loss of $2.5 million in the year ended December 31, 1999.

Recent Accounting Pronouncements
Cabot L.P. will adopt SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, on January 1, 2001. This new accounting standard requires companies to carry all derivative instruments, including certain embedded derivatives, in the statement of financial condition at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. Cabot L.P. uses only qualifying hedges that are designated specifically to reduce exposure to interest rate risk by hedging the expected future cash payments on certain liabilities. This is typically accomplished using an interest rate cap, collar or swap agreement. For financial reporting purposes these transactions qualify as cash flow hedges and the gain or loss on the effective portion of the interest rate hedge is recorded as a component of equity, which becomes reclassified into earnings along with payments on the hedged liability. The effectiveness of the hedging relationship will be assessed each reporting period, and any ineffectiveness measured, if applicable, will be included in earnings.

On adoption of SFAS No. 133 in January 2001, Cabot L.P. will record a net transition adjustment of $287,000 in accumulated other comprehensive income (equity). Adoption of the standard also results in the recognition of $287,000 of derivative instrument liabilities. In general, the amount of volatility will vary with the level of derivative activities during any period.

Reclassifications
Certain amounts from prior years have been reclassified to conform to the 2000 financial statement presentation.

3. ACQUISITIONS OF REAL ESTATE INVESTMENTS

In accordance with generally accepted accounting principles, Cabot L.P. has accounted for the Formation Transactions using the purchase method of accounting. As such, the assets acquired and liabilities assumed in connection with the Formation Transactions are recorded at the fair value of the consideration surrendered and liabilities assumed, except for the net assets contributed by Cabot Partners, the sponsor and organizer, which were recorded at their historical cost basis. The acquisition cost was then allocated to all identifiable assets based upon their individual estimated fair market values.

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2000

3. ACQUISITIONS OF REAL ESTATE INVESTMENTS (CONTINUED)

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

During 2000, Cabot L.P. acquired 34 properties with an aggregate of approximately 3.3 million net rentable square feet. The aggregate purchase price for the 34 properties was $152.2 million, including $11.2 million of debt assumed.

4. DEBT FACILITIES

The Acquisition Facility
On October 24, 2000, Cabot L.P. obtained a new $325 million unsecured line of credit facility (the Acquisition Facility) replacing its previous $325 million credit facility that was to mature in March 2001. The new credit facility matures in October 2003, has a one-year extension option and a $50 million expansion option. The new credit facility also includes certain financial and nonfinancial covenants. Cabot Trust is a guarantor of the facility. The interest rate on the Acquisition Facility for 2000, 1999 and 1998 was LIBOR plus 100 basis points (which includes a 20 basis point facility fee in 2000) and the rate on the borrowings at Cabot L.P.'s current credit rating is LIBOR plus 100 basis points. At December 31, 2000 and 1999, the interest rate on outstanding borrowings was 7.69% and 7.50%, respectively. The weighted average coupon interest rate for the years ended December 31, 2000, 1999 and 1998 was 7.54%, 6.37% and 6.58%, respectively, including the effect of the interest rate swap, collar and cap arrangements described below. The Acquisition Facility is used to acquire and develop properties and for working capital purposes.

Cabot L.P. has entered into two interest rate swaps relating to the Acquisition Facility for notional amounts of $25 million each, which are intended to result in limiting the variable nature of the LIBOR component of Cabot L.P.'s interest rate on an equivalent amount of borrowings to 5.891% and 5.905% through October 2003. Cabot L.P. had entered into an interest rate cap arrangement relating to the Acquisition Facility for a notional amount of $100 million for the period from October 1, 1999 through April 1, 2000. This arrangement resulted in limiting the variable nature of the LIBOR component of Cabot L.P.'s interest rate on an equivalent amount of borrowings to no more than 6.50% per annum. Cabot L.P. also entered into other similar arrangements during 2000, 1999 and 1998, which resulted in interest expense of $16,000, $86,000 and $47,000, respectively.

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2000

4. Debt Facilities (continued)

Unsecured Debt - Medium Term Notes
On September 7, 2000, Cabot L.P. established a Medium Term Note program eligible to issue up to $200 million of notes payable. On September 12, 2000, Cabot L.P. issued $40 million of notes payable, with a coupon interest rate of 8.5%, due September 15, 2010. On September 18, 2000, Cabot L.P. issued an additional $15 million of notes payable, with a coupon interest rate of 8.2%, due September 15, 2005.

Unsecured Debt - Senior Notes
On May 4, 1999, Cabot L.P. issued $200 million of senior unsecured redeemable notes, due May 1, 2004. The notes have a 7.125% coupon interest rate and were priced at 99.724%, resulting in a discount of $552,000.

Mortgage Debt
Cabot L.P. assumed certain loans in connection with the Formation Transactions, entered into loan agreements during 2000 and 1999, and assumed certain loans in conjunction with several real estate acquisitions, all secured by certain existing real estate assets (collectively, the Mortgage Loans). The Mortgage Loans, totaling $246.4 million and $163.9 million at December 31, 2000 and 1999, respectively, bear coupon rates ranging from 7.25% to 9.67% and are secured by properties with a net book value of $396.3 million and $272.6 million, respectively. Certain of the debt assumed in conjunction with the acquisition of properties bears a coupon interest rate that differed from the fair market value interest rate at the date of acquisition. In accordance with generally accepted accounting principles, such debt was recorded at fair market value and interest expense recorded in the accompanying consolidated statements of operations was adjusted based on the fair market interest rate at the date of acquisition.

Aggregate principal payments on mortgage notes payable at December 31, 2000 for the five years ending December 31 and thereafter are as follows:

                                                                  (in thousands)
                                                                  --------------

         2001..............................................         $   6,222
         2002..............................................             9,656
         2003..............................................            12,622
         2004..............................................            13,106
         2005..............................................            13,015
         Thereafter.......................................            191,758

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2000

5. FUTURE MINIMUM RENTS

Future minimum rental receipts due Cabot L.P. on noncancelable operating leases for the 360 industrial properties owned as of December 31, 2000 for the five years ending December 31 and thereafter were as follows:

                                                            (in thousands)
                                                            --------------
           2001..............................................$  164,581
           2002..............................................   138,848
           2003..............................................   108,165
           2004 .............................................    79,090
           2005 .............................................    56,020
           Thereafter........................................   155,777

Cabot L.P. is subject to the usual business risks associated with the collection of the above-scheduled rents. The above amounts do not include additional rental receipts that will become due as a result of the expense reimbursement and escalation provisions in the leases. In addition, Cabot L.P.'s minimum future rental receipts related to nonindustrial properties total $5.4 million as of December 31, 2000.

6. INCOME TAXES

No provision for federal and state income taxes has been recorded relating to Cabot L.P. as the partners report their respective share of net taxable income on their individual tax returns.

7. EMPLOYEE BENEFIT PLANS

Cabot Trust has adopted the Cabot Industrial Trust Long-Term Incentive Plan (the
LTIP) and the Cabot Industrial Trust 1999 Long-Term Incentive Plan (the 1999
LTIP) (collectively, the Plans), for the purpose of attracting and retaining highly qualified executive officers, Trustees and employees. The 1999 LTIP is maintained as a broad-based plan within the meaning of the New York Stock Exchange rules.

The Plans are administered by the Executive Compensation Committee of the Board of Trustees of Cabot Trust, (the Administrator). Officers and other employees of Cabot Trust, Cabot L.P. and designated subsidiaries and members of the Board of Trustees of Cabot Trust who are not employees of Cabot Trust are eligible to participate.

Options are awarded to Trustees or employees of Cabot Trust in the form of Common Shares and to employees of Cabot L.P. or Cabot Advisors in the form of Units. The LTIP, at December 31, 2000, authorizes the issuance of up to 4,366,792 Common Shares and Units and

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2000

7. EMPLOYEE BENEFIT PLANS (CONTINUED)

the 1999 LTIP authorizes the issuance of up to 2,000,000 Common Shares and Units. The number of Common Shares and Units available under the LTIP may increase to an amount equal to 10% of the aggregate number of outstanding Common Shares and Units. The Plans provide for the grant of (i) Common Share options and Unit options intended to qualify as incentive options under Section 422 of the Code (the LTIP only), (ii) Common Share options and Unit options not intended to qualify as incentive options under Section 422 of the Code and (iii) dividend equivalent rights and distribution equivalent rights (collectively, DEUs) which entitle a Participant to be credited with additional Common Share or Unit rights.

In connection with the grant of options under the Plans, other than options to nonemployee Trustees, the Administrator determines the terms of the option, including the option exercise price, any vesting requirements and whether a DEU shall be awarded. The Administrator has authority to award options at an exercise price that is less than fair market value but to date has not done so. Except for options granted to non-employee Trustees, the options granted under the Plans during 2000, 1999 and 1998 have 10-year terms and become exercisable in four equal annual installments commencing on the first anniversary of the date of grant, subject to acceleration of vesting upon a change in control of Cabot Trust (as defined in the Plans). DEUs entitle an option holder to an award of additional Common Shares or Units at year end with a positive intrinsic value calculated using a formula that is based on the difference, if any, between the annual distribution rate on the Common Shares and Units versus the average dividend rate on stocks included in the S&P 500 Index. DEUs vest on a vesting schedule as determined by the Administrator and once vested entitle the holder to a Common Share or Unit at the earlier of the year of exercise of the underlying option, the year of termination of employment, or the year of expiration of the underlying option or, in some cases, only upon a change in control. The options granted with DEUs resulted in compensation expense in 2000 and 1999 of approximately $772,000 and $475,000, respectively.

To the extent an option has not become exercisable at the time of the holder's termination of employment, it will be forfeited unless the Administrator has previously exercised its reasonable discretion to make such option exercisable and all vested options which are not exercised by the expiration date described in the Plans will be forfeited. Any Common Shares or Units subject to options which are forfeited (or which expire without exercise) will again be available for grant under the Plans.

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2000

7. EMPLOYEE BENEFIT PLANS (CONTINUED)

A summary of Cabot Trust's stock option activity is as follows:

                                                      2000                       1999                      1998
                                             -----------------------    -----------------------    -----------------------
                                                          Weighted                    Weighted                   Weighted
                                                          Average                     Average                    Average
                                             Number of    Exercise      Number of     Exercise     Number of     Exercise
                                            Shares/Units   Price        Shares/Units    Price     Shares/Units     Price
--------------------------------------------------------------------    -----------------------    -----------------------
Options outstanding, beginning of year       3,982,590    $    19.88    3,126,615    $    20.04           --    $     0.00
     Granted                                    42,500         19.41      878,300         19.29    3,195,015         20.04
     Exercised                                      --            --           --            --           --            --
     Forfeited                                 (54,238)        19.63      (22,325)        19.97      (68,400)        20.00
                                             -----------------------    -----------------------    -----------------------
Options outstanding, end of year             3,970,852    $    19.87    3,982,590    $    19.88    3,126,615    $    20.04
                                             =======================    =======================    =======================
Options exercisable, end of year             1,794,414    $    19.95      814,079    $    20.04           --    $     0.00
                                             =======================    =======================    =======================

DEUs outstanding, beginning of year            283,705    $     0.00       89,384    $     0.00           --    $     0.00
     Credited                                  223,775          0.00      194,967          0.00       89,384          0.00
     Exercised                                    (497)         0.00           --          0.00           --          0.00
     Forfeited                                  (1,354)         0.00         (646)         0.00           --          0.00
                                             -----------------------    -----------------------    -----------------------
DEUs outstanding, end of year                  505,629    $     0.00      283,705    $     0.00       89,384    $     0.00
                                             =======================    =======================    =======================
DEUs exercisable, end of year                   63,412    $     0.00       23,733    $     0.00           --    $     0.00
                                             =======================    =======================    =======================
Options available for grant                  1,890,311            --    2,100,497            --    1,131,501            --
                                             =======================    =======================    =======================

For the DEUs outstanding as of December 31, 2000 and 1999, 156,889 and 152,797, respectively, vest over the shorter of a four-year period or upon a change of control and 348,740 and 130,908, respectively, vest only upon a change of control.

A summary of the status of Cabot Trust's stock options outstanding at December 31, 2000, is as follows:

                                                                        Options Outstanding
                                           ----------------------------------------------------------------------------
                                                                           Weighted Average
                                                                         Remaining Contractual     Weighted Average
Range of Exercise Prices                   Number of Shares/Units                Life               Exercise Price
-----------------------------------------------------------------------------------------------------------------------
$17.00 - $19.99                                  1,772,177                    8.38 years                $19.49

$20.00                                           2,000,200                    7.09 years                $20.00

$20.01 - $24.16                                    198,475                    7.77 years                $22.05

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2000

7. EMPLOYEE BENEFIT PLANS (CONTINUED)

Pro Forma Stock-based Compensation Expense
As permitted by SFAS No. 123, Accounting for Stock-based Compensation, Cabot L.P. has elected to apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, to account for its stock-based compensation plans. Except for the DEUs as described above, no compensation cost has been recognized for Cabot Trust's Plans as the option prices at the date of grant were equal to market prices. Had compensation cost for awards in 2000, 1999 and 1998 under Cabot Trust's Plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on Cabot L.P.'s net income allocable to partnership units and earnings per unit would have been as follows:

                                                                     2000              1999              1998
         ------------------------------------------------------------------------------------------------------
                                                                     (in thousands, except per unit amounts)
         Net income allocable to partnership units:
              As reported                                          $59,333            $57,678           $50,958
              Pro forma                                             57,221             55,873            49,761
         Basic earnings per unit:
              As reported                                          $  1.36            $  1.32           $  1.17
              Pro forma                                               1.31               1.28              1.14
         Diluted earnings per unit:
              As reported                                          $  1.36            $  1.32           $  1.17
              Pro forma                                               1.31               1.28              1.14

Pro forma compensation expense for options granted is reflected over the vesting period; therefore, future pro forma compensation expense may be greater as additional options are granted.

The weighted average fair value per share/unit of options granted was $2.51, $2.23 and $2.58 in 2000, 1999 and 1998, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                  2000                1999                1998
         -----------------------------------------------------------------------------------------
         Expected volatility                     18.49%              19.21%              20.66%
            Risk-free interest rate           6.00 - 6.69%        4.82 - 6.60%        4.52 - 5.60%
         Expected life of options               7 years             7 years             7 years
         Expected dividend yield                  6.2%                6.9%                6.2%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including expected stock price

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2000

7. EMPLOYEE BENEFIT PLANS (CONTINUED)

volatility. Because Cabot Trust's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of fair value of its employee stock options.

401(k) Savings Plan
The Cabot Savings Plan 401(k) covers eligible full-time employees of Cabot L.P., Cabot Trust and their affiliates. Contributions to the plan are made by both the employee and the employer. Employer contributions are based on the level of employee contributions. For this plan, Cabot L.P. contributed and charged to expense $64,000 in 2000, $58,000 in 1999 and $44,000 in 1998.

8. EARNINGS PER UNIT

In accordance with SFAS No. 128, Earnings per Share, basic earnings per unit have been computed by dividing net income allocable to partnership unitholders by the weighted average number of units outstanding during each of the periods ended December 31, 2000, 1999 and 1998 (See Note 1).

Diluted earnings per unit have been computed considering the potentially dilutive effect of the exercise of Unit options and warrants granted by Cabot L.P. and Cabot Trust. Basic and diluted earnings per unit were calculated as follows:

                                                                                                          Period Ended
                                                              Year Ended            Year Ended          December 31, 1998
                                                         December 31, 2000       December 31, 1999        (see Note 1)
                                                         -----------------       -----------------      -----------------
                                                                  (in thousands, except per unit amounts)
Basic:
Net Income Allocable to Partnership Unitholders            $       59,333          $       57,678          $      50,958
                                                           --------------          --------------          -------------
Weighted Average Partnership Units                                 43,668                  43,608                 43,493
                                                           --------------          --------------          -------------
Basic Earnings per Partnership Unit                        $         1.36          $         1.32          $        1.17
                                                           ==============          ==============          =============

Diluted:
Net Income Allocable to Partnership Unitholders            $       59,333          $       57,678          $      50,958
                                                           --------------          --------------          -------------
Weighted Average Partnership Units                                 43,668                  43,608                 43,493
Effect of Unit Options                                                 60                      24                     94
                                                           --------------          --------------          -------------
Weighted Average Partnership Units, as adjusted                    43,728                  43,632                 43,587
                                                           --------------          --------------          -------------
Diluted Earnings per Partnership Unit                      $         1.36          $         1.32          $        1.17
                                                           ==============          ==============          =============

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2000

8. EARNINGS PER UNIT (CONTINUED)

Approximately 3.9 million options and 750,000 warrants are excluded from the above calculation of diluted earnings per unit for the year ended December 31, 2000 since the impact of consideration of these options and warrants was antidilutive.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires Cabot L.P. to disclose fair value information for all financial instruments, for which it is practicable to estimate fair value, whether or not recognized in the balance sheets. Cabot L.P.'s financial instruments, other than debt and interest rate protection agreements are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, rents and other receivables and accounts payable. The carrying amount of these assets and liabilities in the consolidated balance sheets approximate fair value.

The carrying amount and fair value of Cabot L.P.'s long-term obligations and off-balance-sheet financial instruments as of December 31, 2000 and 1999 are as follows:

                                                                    2000                          1999
                                                       ------------------------------------------------------------
                                                            Carrying         Fair        Carrying        Fair
                                                             Amount          Value        Amount         Value
-------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands)
Assets:
     Loans to Joint Venture                                 $   3,301      $   3,301     $      --      $      --

Long-term Obligations:
     Mortgage loans payable                                 $(246,379)     $(250,030)    $(163,866)     $(167,493)
     Unsecured debt                                         $(255,000)     $(256,799)    $(200,000)     $(192,480)

Off-balance-sheet financial instruments:
     Interest rate protection agreements (liability)        $      --      $    (287)    $      --      $       1

Cabot L.P.'s mortgage loans and unsecured debt are at fixed rates, which in certain cases differ from borrowing rates currently available to Cabot L.P. with similar terms and average maturities. The fair market values of mortgage loans payable were estimated using a valuation technique that discounts expected future cash flows to net present value. The fair market value of Cabot L.P.'s unsecured debt was estimated based on publicly quoted market prices, which represents the amount Cabot L.P. would have to pay to repurchase such borrowings at year end. Cabot L.P.'s Acquisition Facility is at a variable rate, which results in a carrying value that approximates its fair value. The fair value of Cabot L.P.'s interest rate protection agreements is the estimated amount that Cabot L.P. would receive or pay if it had terminated the contracts as of December 31, 2000 and 1999, taking into account the change in interest rates and the creditworthiness of the counterparties.

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2000

10. EQUITY INVESTMENTS

Cabot L.P. has an equity investment in Cabot Advisors (see Note 1) and also has a 20% equity interest in joint ventures with Chase Capital Partners, GE Capital Real Estate and Teachers Insurance and Annuity Association - College Retirement Fund (TIAA-CREF) (the Joint Ventures), each of which were formed in 2000. In conjunction with one Joint Venture, Cabot Trust issued 750,000 warrants which entitle the Joint Venture partner to purchase common shares of Cabot Trust at $27 per share, through September 5, 2005.

Cabot Advisors is responsible for various activities including management of Cabot L.P.'s properties and properties on behalf of third parties, as well as providing other real estate related services for third parties. Total management fees earned by Cabot Advisors related to Cabot L.P.'s properties are included in Property Operating Expenses in the accompanying consolidated statements of operations and amounted to $4,444,000, $2,684,000 and $1,037,000 in 2000, 1999
and 1998, respectively.

The Joint Ventures are targeted toward acquisition and development of industrial properties. Cabot L.P. is the managing member and will earn acquisition, development, asset management and property management fees for services it provides to the Joint Ventures. During 2000, Cabot L.P. earned acquisition and development fees of $687,000 and asset management and property management fees of $56,000.

Summarized unaudited financial information for Cabot Advisors and the Joint Ventures as of December 31, 2000, 1999 and 1998 and for the years then ended is as follows:

3                                                                  As of and for the Years Ended December 31,
                                                                --------------------------------------------------
                                                                           2000        1999        1998
------------------------------------------------------------------------------------------------------------------
                                                                           (unaudited, in thousands)
Total assets ...................................................        $ 98,953    $  1,426    $  1,104
Total revenue ..................................................          10,884       5,344       3,281
Net income (loss) ..............................................             760         (20)        244
Company's share of net income (loss) of Cabot Advisors .........             518         (19)        231
Company's share of net income of Joint Ventures ................              89          --          --

Cabot Advisors commenced operations on February 4, 1998. Therefore, results for the year ended December 31, 1998 represent activity for 331 days, or approximately 11 months. Cabot L.P.'s share of Cabot Advisors' net income (loss) is included in Interest and Other Income in the accompanying consolidated statements of operations.

The Joint Ventures commenced operations at various dates in 2000. Accordingly, their results for the year ended December 31, 2000 do not represent a full year. Cabot L.P.'s share of the Joint Ventures' net income is included in Earnings and Fees from Joint Ventures in the accompanying consolidated statements of operations.

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2000

11. COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk
Cabot L.P. maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceed Federal Deposit Insurance Corporation (FDIC) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management of Cabot L.P. believes the risk is not significant.

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

Litigation
Management of Cabot L.P. does not believe there is any litigation threatened against it other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance and none of which is expected to have a material adverse effect on the consolidated operating results or financial position of Cabot L.P..

Minimum Future Lease Obligations
Minimum future lease obligations of Cabot L.P. under noncancelable operating leases for each of the next five years ending December 31 and thereafter are as follows:

                                                              (in thousands)
                                                              --------------

         2001 ............................................      $    1,267
         2002 ............................................           1,204
         2003 ............................................           1,161
         2004 ............................................           1,106
         2005 ............................................              --
         Thereafter ......................................              --
                                                                ----------
                                                                $    4,738
                                                                ==========

Cabot L.P. incurred rental expense of $421,000, $389,000 and $192,000 for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, Cabot Advisors incurred rental expense of $476,000, $374,000 and $181,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Cabot L.P.'s only significant leases are for its office space. The leases provide for the payment of base rent and reimbursement of operating expenses and real estate taxes over stated base amounts.

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2000

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Employment Agreements
Senior executives have entered into employment agreements with Cabot L.P. Agreements with three of the senior executives are for an initial term of three years, and each year the term automatically extends an additional year unless terminated in advance. Agreements with four other senior executives are for an initial term of two years and each year the term automatically extends an additional year unless terminated in advance. Each agreement provides for annual base compensation in amounts ranging from $189,300 to $312,000 ($1,531,700 in the aggregate in 2000) and an annual cash bonus to be determined by the Executive Compensation Committee of the Board of Trustees. The base annual compensation may be increased in subsequent years by action of the Executive Compensation Committee. Each of the employment agreements provides for severance payments in the event of a change in control of Cabot Trust equal to three times the sum of the current base salary and the annual bonus paid for the preceding year and also provides for tax reimbursements in certain circumstances.

Severance Agreements
On December 17, 1998, Cabot Trust's Board of Trustees approved a retention and severance plan covering all full-time employees of Cabot L.P. and its affiliates not covered by employment agreements which will provide for six to 24 months of compensation to be paid, under certain circumstances, in the event of a change in control.

As of December 31, 2000, total costs payable under the employment and severance arrangements covering senior executives and other employees in the event of a change in control approximated $20.3 million.

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2000

12. SUPPLEMENTARY QUARTERLY DATA

                                                      March 31,      June 30,          September 30,          December 31,
                                                        2000           2000                 2000                 2000
--------------------------------------------------------------------------------------------------------------------------
                                                           (unaudited, in thousands, except per unit amounts)

Rental revenue                                           $49,808       $52,178             $54,477              $55,633
Net gain on sales of real estate                               -             -                   -                2,639
Net Income                                                17,904        18,876              19,556               22,616
Net income Allocable to Partnership Units                 13,693        13,971              14,262               17,407
Earnings per unit, basic                                    0.31          0.32                0.33                 0.40
Earnings per unit, diluted                                  0.31          0.32                0.33                 0.40

                                                      March 31,      June 30,          September 30,          December 31,
                                                        1999           1999                 1999                 1999
--------------------------------------------------------------------------------------------------------------------------
                                                           (unaudited, in thousands, except per unit amounts)

Rental revenue                                           $34,138       $37,182             $40,840              $45,311
Net gain (loss) on sales of real estate                        -         3,404                (653)                   -
Net Income                                                12,013        18,705              15,422               17,547
Net income Allocable to Partnership Units                 12,013        17,724              13,588               14,353
Earnings per unit, basic                                    0.28          0.41                0.31                 0.33
Earnings per unit, diluted                                  0.28          0.41                0.31                 0.33

                                                      March 31,      June 30,          September 30,          December 31,
                                                       1998(1)         1998                 1998                 1998
--------------------------------------------------------------------------------------------------------------------------
                                                           (unaudited, in thousands, except per unit amounts)

Rental revenue                                           $14,733       $26,159             $28,417              $33,116
Net gain on sale of real estate                                -             -                   -                  572
Net Income                                                 8,126        14,242              14,055               14,535
Net income Allocable to Partnership Units                  8,126        14,242              14,055               14,535
Earnings per unit, basic                                    0.19          0.33                0.32                 0.33
Earnings per unit, diluted                                  0.19          0.33                0.32                 0.33

(1) Since Cabot L.P. did not begin operations until February 4, 1998, the results for the quarter ended March 31, 1998, represent activity for 56 days.

                        CABOT INDUSTRIAL PROPERTIES, L.P.
            Schedule III -- Real Estate and Accumulated Depreciation
                                December 31, 2000
                          (dollar amounts in thousands)

                                                                                                               Costs Capitalized
                                                                                                                 Subsequent to
                                                                                            Initial Cost          Acquisition
                                                                                         ------------------    ------------------
                                       Number                                                    Buildings             Buildings
                                         of                                                        and                   and
Property Name(s)                      Buildings  Location                Encumbrances    Land  Improvements    Land  Improvements
----------------                      ---------  --------                ------------    ----  ------------    ----  ------------
North 104th Avenue                       1       Tolleson, AZ              $     --  $    651   $    6,476    $  --     $     5
North 47th Avenue                        1       Phoenix, AZ                     --       471        3,675       --           1
South 55th Avenue                        1       Phoenix, AZ                     --       334        1,953      149         221
South 63rd Avenue                        1       Phoenix, AZ                     --       528        4,471       --           1
South 84th Avenue                        1       Tolleson, AZ                    --       553        6,067       --          --
West Van Buren                           1       Tolleson, AZ                 4,758       475        6,224       --           3
South 41st Avenue, Building 2            1       Phoenix, AZ                  4,881       975        6,593       --        (124)
South 49th Avenue                        1       Phoenix, AZ                     --       787        3,069       --           2
North 103rd Street                       1       Phoenix, AZ                     --       773        6,415       --         (24)
44th Avenue                              1       Phoenix, AZ                  2,915       575        3,629       --         106
South 9th Street                         1       Phoenix, AZ                  2,916     1,394        5,709       --        (124)
South 41st Avenue, Building 1            1       Phoenix, AZ                  3,216       286        4,399       --         187
South 39th Avenue                        1       Phoenix, AZ                  4,527       550        7,606       --         (10)
South 40th Avenue, Building 1            1       Phoenix, AZ                  1,795       518        3,610       --         (87)
South 53rd Avenue                        1       Phoenix, AZ                  2,840       226        3,667       --           3
South 40th Avenue, Building 2            1       Phoenix, AZ                  1,709       518        3,400       --          69
South 40th Avenue, Building 3            1       Phoenix, AZ                     --     1,131        5,680       --           1
East Encanto Drive                       1       Tempe, AZ                      733       460        2,906       --          --
West Alameda Drive, Building 1           1       Tempe, AZ                    1,071       250        1,320       --        (236)
South Priest Drive                       1       Tempe, AZ                    2,686       813        3,140       --         146
West Alameda Drive, Building 2           1       Tempe, AZ                    1,071       250        1,084       --          10
West Alameda Drive, Building 3           1       Tempe, AZ                    1,071       250        1,084       --          --
West Alameda Drive, Building 4           1       Tempe, AZ                    1,071       250        1,084       --          --
East Watkins Street                      1       Phoenix, AZ                     --     3,707        5,574       --          13
East University Drive, Building 1        1       Phoenix, AZ                    891       490          799       --          --
East University Drive, Building 2        1       Phoenix, AZ                    657       362          592       --          --

                                      Gross Amount Carried
                                     as of December 31, 2000
                                     -----------------------                              Date
                                                 Buildings                             Constructed             Depreciable
                                                   and                   Accumulated       or        Date         Lives
Property Name(s)                       Land    Improvements  Total(1)    Depreciation   Renovated   Acquired     in Years
----------------                       ----    ------------  --------    ------------   ---------   --------     --------
North 104th Avenue                  $    651    $    6,481  $    7,132     $   (483)      1995      02/04/98      10 - 40
North 47th Avenue                        471         3,676       4,147         (282)      1986      02/04/98      10 - 40
South 55th Avenue                        483         2,174       2,657         (160)      1986      02/04/98      10 - 40
South 63rd Avenue                        528         4,472       5,000         (326)      1990      02/04/98      10 - 40
South 84th Avenue                        553         6,067       6,620         (444)      1989      02/04/98      10 - 40
West Van Buren                           475         6,227       6,702         (434)      1997      03/16/98      10 - 40
South 41st Avenue, Building 2            975         6,469       7,444         (440)      1985      09/22/98      10 - 40
South 49th Avenue                        787         3,071       3,858         (179)      1989      09/22/98      10 - 40
North 103rd Street                       773         6,391       7,164         (301)      1999      02/15/99      10 - 40
44th Avenue                              575         3,735       4,310         (264)      1997      03/16/98      10 - 40
South 9th Street                       1,394         5,585       6,979         (379)      1983      06/30/98      10 - 40
South 41st Avenue, Building 1            286         4,586       4,872         (258)      1989      09/22/98      10 - 40
South 39th Avenue                        550         7,596       8,146         (431)      1989      09/22/98      10 - 40
South 40th Avenue, Building 1            518         3,523       4,041         (227)      1990      09/22/98      10 - 40
South 53rd Avenue                        226         3,670       3,896         (216)      1987      09/22/98      10 - 40
South 40th Avenue, Building 2            518         3,469       3,987         (181)      1989      09/22/98      10 - 40
South 40th Avenue, Building 3          1,131         5,681       6,812         (297)      1987      12/29/98      10 - 40
East Encanto Drive                       460         2,906       3,366         (202)      1990      03/17/98      10 - 40
West Alameda Drive, Building 1           250         1,084       1,334          (73)      1984      09/21/98      10 - 40
South Priest Drive                       813         3,286       4,099         (189)      1998      09/21/98      10 - 40
West Alameda Drive, Building 2           250         1,094       1,344          (73)      1984      09/21/98      10 - 40
West Alameda Drive, Building 3           250         1,084       1,334          (73)      1984      09/21/98      10 - 40
West Alameda Drive, Building 4           250         1,084       1,334          (73)      1984      09/21/98      10 - 40
East Watkins Street                    3,707         5,587       9,294         (152)      1998      12/23/99      10 - 40
East University Drive, Building 1        490           799       1,289          (19)      1988      02/03/00      10 - 40
East University Drive, Building 2        362           592         954          (13)      1984      02/03/00      10 - 40

                        CABOT INDUSTRIAL PROPERTIES, L.P.
      Schedule III -- Real Estate and Accumulated Depreciation (continued)
                                December 31, 2000
                          (dollar amounts in thousands)

                                                                                                               Costs Capitalized
                                                                                                                 Subsequent to
                                                                                            Initial Cost          Acquisition
                                                                                         ------------------    ------------------
                                       Number                                                    Buildings             Buildings
                                         of                                                        and                   and
Property Name(s)                      Buildings  Location                Encumbrances    Land  Improvements    Land  Improvements
----------------                      ---------  --------                ------------    ----  ------------    ----  ------------
East University Drive, Building 3        1       Phoenix, AZ                  1,444       795        1,281       --          --
East University Drive, Building 4        1       Phoenix, AZ                  1,929     1,062        1,706       --          93
East University Drive, Building 5        1       Phoenix, AZ                  1,068       362        1,176       --          --
South 16th Street                        1       Phoenix, AZ                      -         -        7,598       --          12
Deforest Circle                          1       Mira Loma, CA                    -     1,870        7,794       --          --
Santa Anita Avenue                       1       Rancho Cucamonga, CA             -     1,641        6,093       --          --
South Rockfeller Avenue                  1       Ontario, CA                      -     1,259        4,249       --           2
Vintage Avenue                           1       Ontario, CA                      -     2,139        7,224       --          --
San Fernando Road                        1       Sun Valley, CA               6,383     2,612        7,118       --         413
Rowland Street                           1       City of Industry, CA             -     2,000        6,102       --         763
Dahlia Street                            1       Fontana, CA                     --     2,318        7,604       --           8
East Dyer Road                           1       Santa Ana, CA                   --     8,160        6,172       --         (53)
Parco Street                             1       Ontario, CA                      -       658        2,224      (20)         (9)
Industry Circle                          1       La Mirada, CA                2,938     1,802        3,325       --          10
East Santa Ana Street, Building 1        1       Ontario, CA                  2,502       757        3,101       --           9
East Santa Ana Street, Building 2        1       Ontario, CA                  1,228       473        2,089       --          --
Jersey Court                             1       Rancho Cucamonga, CA         2,030       736        2,420       --         188
12th Street                              1       Chino, CA                    2,735       889        3,170       --         163
West Rincon Street                       1       Corona, CA                      --     1,955        6,318       --           2
Tyburn Street                            1       Los Angeles, CA                 --     2,628        3,239       --         131
North San Fernando Road, Building 1      1       Los Angeles, CA                 --     3,008        3,842       --           1
North San Fernando Road, Building 2      1       Los Angeles, CA                 --     2,377        3,173       --           2
North San Fernando Road, Building 3      1       Los Angeles, CA                 --     1,645        2,153       --           7
South Parco Street                       1       Ontario, CA                     --       634        2,213       --          --
East Cedar Street                        1       Ontario, CA                     --       722        2,571       --          --
East Vista Bella Way                     1       Rancho Dominguez, CA            --     1,183        3,297       --         313
West Manville Street                     1       Rancho Dominguez, CA            --     1,347        3,187       --         381

                                      Gross Amount Carried
                                     as of December 31, 2000
                                     -----------------------                              Date
                                                 Buildings                             Constructed             Depreciable
                                                   and                   Accumulated       or        Date         Lives
Property Name(s)                       Land    Improvements  Total(1)    Depreciation   Renovated   Acquired     in Years
----------------                       ----    ------------  --------    ------------   ---------   --------     --------
East University Drive, Building 3        795         1,281       2,076          (28)      1988      02/03/00      10 - 40
East University Drive, Building 4      1,062         1,799       2,861          (39)      1988      02/03/00      10 - 40
East University Drive, Building 5        362         1,176       1,538          (26)      1988      02/03/00      10 - 40
South 16th Street                         --         7,610       7,610         (206)      1998      12/22/99      10 - 40
Deforest Circle                        1,870         7,794       9,664         (560)      1992      02/06/98      10 - 40
Santa Anita Avenue                     1,641         6,093       7,734         (453)      1988      02/04/98      10 - 40
South Rockfeller Avenue                1,259         4,251       5,510         (321)      1986      02/04/98      10 - 40
Vintage Avenue                         2,139         7,224       9,363         (531)      1988      02/04/98      10 - 40
San Fernando Road                      2,612         7,531      10,143         (506)      1980      04/07/98      10 - 40
Rowland Street                         2,000         6,865       8,865         (383)      1998      09/01/98      10 - 40
Dahlia Street                          2,318         7,612       9,930         (266)      1989      08/27/99      10 - 40
East Dyer Road                         8,160         6,119      14,279         (458)    1954/1965   02/04/98      10 - 40
Parco Street                             638         2,215       2,853          (91)      1999      08/01/99      10 - 40
Industry Circle                        1,802         3,335       5,137         (184)    1966/1973   10/21/98      10 - 40
East Santa Ana Street, Building 1        757         3,110       3,867         (206)      1990      05/20/98      10 - 40
East Santa Ana Street, Building 2        473         2,089       2,562         (136)      1990      05/20/98      10 - 40
Jersey Court                             736         2,608       3,344         (154)      1989      09/30/98      10 - 40
12th Street                              889         3,333       4,222         (188)      1990      09/30/98      10 - 40
West Rincon Street                     1,955         6,320       8,275         (367)      1986      09/30/98      10 - 40
Tyburn Street                          2,628         3,370       5,998         (145)      1965      04/22/99      10 - 40
North San Fernando Road, Building 1    3,008         3,843       6,851         (168)      1965      04/22/99      10 - 40
North San Fernando Road, Building 2    2,377         3,175       5,552         (128)      1965      04/22/99      10 - 40
North San Fernando Road, Building 3    1,645         2,160       3,805          (94)      1965      04/22/99      10 - 40
South Parco Street                       634         2,213       2,847          (72)      1999      04/01/00      10 - 40
East Cedar Street                        722         2,571       3,293          (51)      1999      04/01/00      10 - 40
East Vista Bella Way                   1,183         3,610       4,793         (142)      1973      07/16/99      10 - 40
West  Manville Street                  1,347         3,568       4,915         (135)      1980      07/16/99      10 - 40

                        CABOT INDUSTRIAL PROPERTIES, L.P.
      Schedule III -- Real Estate and Accumulated Depreciation (continued)
                                December 31, 2000
                          (dollar amounts in thousands)

                                                                                                               Costs Capitalized
                                                                                                                 Subsequent to
                                                                                            Initial Cost          Acquisition
                                                                                         ------------------    ------------------
                                       Number                                                    Buildings             Buildings
                                         of                                                        and                   and
Property Name(s)                      Buildings  Location                Encumbrances    Land  Improvements    Land  Improvements
----------------                      ---------  --------                ------------    ----  ------------    ----  ------------
Alondra Boulevard                        1       La Mirada, CA                   --     2,002        7,712       --           6
North San Fernando Road, Building 7(2)   0       Los Angeles, CA                 --     2,006        (973)       --          72
Artesia Avenue, Building 1               1       Fullerton, CA                   --       568        1,437       --           1
Artesia Avenue, Building 2               1       Fullerton, CA                   --       618        1,771       --          --
Commonwealth Avenue                      1       Fullerton, CA                   --       640        1,333       --           1
East Howell Avenue, Building 1           1       Anaheim, CA                     --     1,045        2,473       --          --
East Howell Avenue, Building 2           1       Anaheim, CA                     --       337          769       --          --
Anza Drive, Building 2                   1       Valencia, CA                    --       178          460       --          --
Anza Drive, Building 3                   1       Valencia, CA                    --       185          510       --          --
Anza Drive, Building 1                   1       Valencia, CA                    --       225          490       --          --
Royal Avenue                             1       Simi Valley, CA                 --       443        1,320       --           3
Union Place, Building 1                  1       Simi Valley, CA                 --       314        1,216       --          --
Union Place, Building 2                  1       Simi Valley, CA                 --       601        2,816       --          69
North San Fernando Road, Building 4      1       Los Angeles, CA                 --     1,039        3,509       --          --
North San Fernando Road, Building 5      1       Los Angeles, CA                 --     1,018        1,796       --          10
North San Fernando Road, Building 6      1       Los Angeles, CA                 --       703        1,122       --          --
Lassen Street                            1       Chatsworth, CA                  --     2,429        4,370       --          29
East 166th Street                        1       Cerritos, CA                    --       780        1,404       --         (22)
Shoemaker Avenue, Building 1             1       Santa Fe Springs, CA            --       550        1,370       --          91
Shoemaker Avenue, Building 2             1       Santa Fe Springs, CA            --       220          594       --          --
Shoemaker Avenue, Building 3             1       Santa Fe Springs, CA            --       398        1,061       --          --
Shoemaker Avenue, Building 4             1       Santa Fe Springs, CA            --       171          463       --          --
Lincoln Way, Building 1                  1       Garden Grove, CA                --     1,150        2,220       --          --
Lincoln Way, Building 2                  1       Garden Grove, CA                --     1,249        2,412       --          --
Lincoln Way, Building 3                  1       Garden Grove, CA                --     1,343        1,983       --          --
Lincoln Way, Building 4                  1       Garden Grove, CA                --     1,307        2,623       --          --
Wilshire Avenue, Building 1              1       Santa Ana, CA                   --       380          720       --          --

                                        Gross Amount Carried
                                       as of December 31, 2000
                                       -----------------------                              Date
                                                   Buildings                             Constructed              Depreciable
                                                     and                   Accumulated       or         Date         Lives
Property Name(s)                         Land    Improvements  Total(1)    Depreciation   Renovated   Acquired     in Years
----------------                         ----    ------------  --------    ------------   ---------   --------     --------
Alondra Boulevard                        2,002         7,718       9,720         (260)    1969/1975   08/09/99      10 - 40
North San Fernando Road, Building 7(2)   2,006          (901)      1,105           (1)      1994      04/22/99      10 - 40
Artesia Avenue, Building 1                 568         1,438       2,006         (104)      1991      02/04/98      10 - 40
Artesia Avenue, Building 2                 618         1,771       2,389         (129)      1991      02/04/98      10 - 40
Commonwealth Avenue                        640         1,334       1,974          (97)      1965      02/04/98      10 - 40
East Howell Avenue, Building 1           1,045         2,473       3,518         (181)      1968      02/04/98      10 - 40
East Howell Avenue, Building 2             337           769       1,106          (56)      1991      02/04/98      10 - 40
Anza Drive, Building 2                     178           460         638          (32)      1990      06/29/98      10 - 40
Anza Drive, Building 3                     185           510         695          (36)      1990      06/29/98      10 - 40
Anza Drive, Building 1                     225           490         715          (35)      1990      06/29/98      10 - 40
Royal Avenue                               443         1,323       1,766          (85)      1988      06/29/98      10 - 40
Union Place, Building 1                    314         1,216       1,530          (78)      1985      06/29/98      10 - 40
Union Place, Building 2                    601         2,885       3,486         (187)      1987      06/29/98      10 - 40
North San Fernando Road, Building 4      1,039         3,509       4,548         (139)      1992      04/22/99      10 - 40
North San Fernando Road, Building 5      1,018         1,806       2,824          (75)      1992      04/22/99      10 - 40
North San Fernando Road, Building 6        703         1,122       1,825          (39)      1993      04/22/99      10 - 40
Lassen Street                            2,429         4,399       6,828         (166)      1968      08/30/99      10 - 40
East 166th Street                          780         1,382       2,162          (44)      1978      10/19/99      10 - 40
Shoemaker Avenue, Building 1               550         1,461       2,011          (46)      1989      12/28/99      10 - 40
Shoemaker Avenue, Building 2               220           594         814          (15)      1989      12/28/99      10 - 40
Shoemaker Avenue, Building 3               398         1,061       1,459          (25)      1989      12/28/99      10 - 40
Shoemaker Avenue, Building 4               171           463         634          (12)      1989      12/28/99      10 - 40
Lincoln Way, Building 1                  1,150         2,220       3,370           (7)      1983      11/27/00      10 - 40
Lincoln Way, Building 2                  1,249         2,412       3,661           (8)      1986      11/27/00      10 - 40
Lincoln Way, Building 3                  1,343         1,983       3,326           (7)      1983      11/27/00      10 - 40
Lincoln Way, Building 4                  1,307         2,623       3,930           (8)      1983      11/27/00      10 - 40
Wilshire Avenue, Building 1                380           720       1,100           (2)      1986      11/27/00      10 - 40

                        CABOT INDUSTRIAL PROPERTIES, L.P.
      Schedule III -- Real Estate and Accumulated Depreciation (continued)
                                December 31, 2000
                          (dollar amounts in thousands)

                                                                                                               Costs Capitalized
                                                                                                                 Subsequent to
                                                                                            Initial Cost          Acquisition
                                                                                         ------------------    ------------------
                                       Number                                                    Buildings             Buildings
                                         of                                                        and                   and
Property Name(s)                      Buildings  Location                Encumbrances    Land  Improvements    Land  Improvements
----------------                      ---------  --------                ------------    ----  ------------    ----  ------------
Wilshire Avenue, Building 2              1       Santa Ana, CA                   --       757        1,631       --          --
Wilshire Avenue, Building 3              1       Santa Ana, CA                   --       545        1,248       --          --
Connector Lane                           1       Huntington Beach, CA            --        56        2,466       --          --
Dornoch Court                            1       San Diego, CA                   --     1,870        9,030       --           1
Newton Drive                             1       Carlsbad, CA                 8,500     4,416        8,560       --           8
Avenida Encinas, Building 1              1       Carlsbad, CA                    --     2,091        4,114       --           1
Avenida Encinas, Building 2              1       Carlsbad, CA                    --     1,584        5,786       --           1
Airway Road, Building 1                  1       Otay Mesa, CA                1,969       682        2,366       --          11
Airway Road, Building. 2                 1       Otay Mesa, CA                3,079       619        4,094       --          --
Kellogg Avenue                           1       Carlsbad, CA                    --       954        2,008       --           1
Oak Ridge Way                            1       Vista, CA                       --     1,167        2,914       --          --
Goldentop Road                           1       San Diego, CA                   --     2,108        3,341       --          --
Aldergrove Avenue                        1       Escondido, CA                   --       789        2,054       --          --
McLaughlin Avenue                        1       San Jose, CA                    --     2,709        5,381       --          43
Cherry Street, Building 1                1       Newark, CA                      --     3,755        7,975       --          --
Cherry Street, Building 2                1       Newark, CA                      --     2,307        6,314       --          --
Cherry Street, Building 3                1       Newark, CA                      --     2,263        4,979       --          --
Huntwood Avenue                          1       Hayward, CA                     --       880        3,587       --         117
Brisbane Industrial Park, Building 11    1       Brisbane, CA                    --       884        1,149       --          (2)
Brisbane Industrial Park, Building 3     1       Brisbane, CA                    --       630        1,111       --        (119)
Brisbane Industrial Park, Building 14    1       Brisbane, CA                    --       486          659       --          64
Brisbane Industrial Park, Building 4     1       Brisbane, CA                    --       813        1,556       --           9
Brisbane Industrial Park, Building 5     1       Brisbane, CA                    --       812        1,156       --         159
Brisbane Industrial Park, Building 9     1       Brisbane, CA                    --       939        1,749       --          38
Brisbane Industrial Park, Building 1     1       Brisbane, CA                    --       754        1,224       --         133
Brisbane Industrial Park, Building 13    1       Brisbane, CA                    --     1,273        1,993       --         101
Brisbane Industrial Park, Building 12    1       Brisbane, CA                    --       618          778       --           2

                                        Gross Amount Carried
                                       as of December 31, 2000
                                       -----------------------                              Date
                                                   Buildings                             Constructed              Depreciable
                                                     and                   Accumulated       or         Date         Lives
Property Name(s)                         Land    Improvements  Total(1)    Depreciation   Renovated   Acquired     in Years
----------------                         ----    ------------  --------    ------------   ---------   --------     --------
Wilshire Avenue, Building 2                757         1,631       2,388           (5)      1986      11/27/00      10 - 40
Wilshire Avenue, Building 3                545         1,248       1,793           (4)      1986      11/27/00      10 - 40
Connector Lane                              56         2,466       2,522           (5)      1986      11/27/00      10 - 40
Dornoch Court                            1,870         9,031      10,901         (642)      1988      02/06/98      10 - 40
Newton Drive                             4,416         8,568      12,984         (268)      1999      09/29/99      10 - 40
Avenida Encinas, Building 1              2,091         4,115       6,206         (292)      1972      02/04/98      10 - 40
Avenida Encinas, Building 2              1,584         5,787       7,371         (413)      1993      02/04/98      10 - 40
Airway Road, Building 1                    682         2,377       3,059         (154)      1996      05/08/98      10 - 40
Airway Road, Building. 2                   619         4,094       4,713         (264)      1996      05/08/98      10 - 40
Kellogg Avenue                             954         2,009       2,963          (76)      1991      06/01/99      10 - 40
Oak Ridge Way                            1,167         2,914       4,081         (138)      1999      06/01/99      10 - 40
Goldentop Road                           2,108         3,341       5,449         (104)      1997      09/30/99      10 - 40
Aldergrove Avenue                          789         2,054       2,843          (43)      1996      03/31/00      10 - 40
McLaughlin Avenue                        2,709         5,424       8,133         (185)      1975      08/27/99      10 - 40
Cherry Street, Building 1                3,755         7,975      11,730         (128)      1990      05/11/00      10 - 40
Cherry Street, Building 2                2,307         6,314       8,621         (104)      1960      05/11/00      10 - 40
Cherry Street, Building 3                2,263         4,979       7,242          (88)      1990      05/11/00      10 - 40
Huntwood Avenue                            880         3,704       4,584         (276)      1982      02/04/98      10 - 40
Brisbane Industrial Park, Building 11      884         1,147       2,031          (84)      1968      02/04/98      10 - 40
Brisbane Industrial Park, Building 3       630           992       1,622          (80)      1969      02/04/98      10 - 40
Brisbane Industrial Park, Building 14      486           723       1,209          (64)      1969      02/04/98      10 - 40
Brisbane Industrial Park, Building 4       813         1,565       2,378         (114)      1968      02/04/98      10 - 40
Brisbane Industrial Park, Building 5       812         1,315       2,127         (101)      1966      02/04/98      10 - 40
Brisbane Industrial Park, Building 9       939         1,787       2,726         (132)      1966      02/04/98      10 - 40
Brisbane Industrial Park, Building 1       754         1,357       2,111         (101)      1961      02/04/98      10 - 40
Brisbane Industrial Park, Building 13    1,273         2,094       3,367         (149)      1962      02/04/98      10 - 40
Brisbane Industrial Park, Building 12      618           780       1,398          (58)      1968      02/04/98      10 - 40

                        CABOT INDUSTRIAL PROPERTIES, L.P.
      Schedule III -- Real Estate and Accumulated Depreciation (continued)
                                December 31, 2000
                          (dollar amounts in thousands)

                                                                                                               Costs Capitalized
                                                                                                                 Subsequent to
                                                                                            Initial Cost          Acquisition
                                                                                         ------------------    ------------------
                                       Number                                                    Buildings             Buildings
                                         of                                                        and                   and
Property Name(s)                      Buildings  Location                Encumbrances    Land  Improvements    Land  Improvements
----------------                      ---------  --------                ------------    ----  ------------    ----  ------------
Brisbane Industrial Park, Building 10    1       Brisbane, CA                    --       394            1       --          21
Brisbane Industrial Park, Building 8     1       Brisbane, CA                    --       450          778       --         113
Brisbane Industrial Park, Building 2     1       Brisbane, CA                    --       464          748       --         126
Brisbane Industrial Park, Building 7     1       Brisbane, CA                    --       851          977       --          51
Brisbane Industrial Park, Building 6     1       Brisbane, CA                    --       636        1,341       --         156
Pepes Farm Road                          1       Milford, CT                     --     1,637        6,533       --         440
Landstreet Road, Building 1              1       Orlando, FL                     --     1,340       13,221       --          41
Kingspointe Parkway                      1       Orlando, FL                     --       600        2,791       --         107
Orlando Central Park, Building 2         1       Orlando, FL                     --     1,025        3,975       --          29
Orlando Central Park, Building 4         1       Orlando, FL                     --       783        2,940       --          73
Orlando Central Park, Building 5         1       Orlando, FL                     --       962        3,978       --          84
Orlando Central Park, Building 6         1       Orlando, FL                     --       797        3,162       --         160
Orlando Central Park, Building 1         1       Orlando, FL                     --     1,566        7,431       --         199
Orlando Central Park, Building 3         1       Orlando, FL                     --     1,950        9,690       --         190
Exchange Drive                           1       Orlando, FL                  2,523       400        3,270       --         350
Boggy Creek, Building 1                  1       Orlando, FL                     --       324        2,294       --          44
Boggy Creek, Building 2                  1       Orlando, FL                     --       324        2,645       --          30
Landstreet Road, Building 2              1       Orlando, FL                     --       324        2,137       --          12
Landstreet Road, Building 3              1       Orlando, FL                     --       324        2,680       --           9
Boggy Creek, Building 3                  1       Orlando, FL                     --       345        1,802       55         108
Boggy Creek , Building 4                 1       Orlando, FL                     --       322        1,705       --         (97)
Northwest 70th Avenue                    1       Miami, FL                       --     3,529        7,671       --           1
Highway 316                              1       Dacula, GA                      --     1,279       10,424       --          13
Westgate Parkway                         1       Atlanta, GA                     --     1,619        4,782       --         237
Evergreen Boulevard, Building 1          1       Duluth, GA                      --     2,058        6,235       --          --
Atlanta Industrial Drive                 1       Atlanta, GA                  2,881     1,032        2,999       --          87
Westpark Drive, Building 1               1       Atlanta, GA                     --       878        4,827       --          40

                                        Gross Amount Carried
                                       as of December 31, 2000
                                       -----------------------                              Date
                                                   Buildings                             Constructed              Depreciable
                                                     and                   Accumulated       or         Date         Lives
Property Name(s)                         Land    Improvements  Total(1)    Depreciation   Renovated   Acquired     in Years
----------------                         ----    ------------  --------    ------------   ---------   --------     --------
Brisbane Industrial Park, Building 10       394            22         416           (1)      1961      02/04/98      10 - 40
Brisbane Industrial Park, Building 8        450           891       1,341          (68)      1961      02/04/98      10 - 40
Brisbane Industrial Park, Building 2        464           874       1,338          (66)      1960      02/04/98      10 - 40
Brisbane Industrial Park, Building 7        851         1,028       1,879          (85)      1967      02/04/98      10 - 40
Brisbane Industrial Park, Building 6        636         1,497       2,133         (111)      1963      02/04/98      10 - 40
Pepes Farm Road                           1,637         6,973       8,610         (505)      1980      02/04/98      10 - 40
Landstreet Road, Building 1               1,340        13,262      14,602         (965)      1997      02/04/98      10 - 40
Kingspointe Parkway                         600         2,898       3,498         (206)      1991      02/04/98      10 - 40
Orlando Central Park, Building 2          1,025         4,004       5,029         (321)    1983/1998   02/04/98      10 - 40
Orlando Central Park, Building 4            783         3,013       3,796         (219)    1984/1998   02/04/98      10 - 40
Orlando Central Park, Building 5            962         4,062       5,024         (292)    1985/1998   02/04/98      10 - 40
Orlando Central Park, Building 6            797         3,322       4,119         (239)    1986/1998   02/04/98      10 - 40
Orlando Central Park, Building 1          1,566         7,630       9,196         (569)      1988      02/04/98      10 - 40
Orlando Central Park, Building 3          1,950         9,880      11,830         (738)      1991      02/04/98      10 - 40
Exchange Drive                              400         3,620       4,020         (216)    1979/1998   07/30/98      10 - 40
Boggy Creek, Building 1                     324         2,338       2,662         (164)      1992      02/13/98      10 - 40
Boggy Creek, Building 2                     324         2,675       2,999         (196)      1996      02/13/98      10 - 40
Landstreet Road, Building 2                 324         2,149       2,473         (153)      1997      02/13/98      10 - 40
Landstreet Road, Building 3                 324         2,689       3,013         (191)      1997      02/13/98      10 - 40
Boggy Creek, Building 3                     400         1,910       2,310          (93)      1998      12/31/98      10 - 40
Boggy Creek , Building 4                    322         1,608       1,930          (75)      1999      03/01/99      10 - 40
Northwest 70th Avenue                     3,529         7,672      11,201         (260)      1977      08/09/99      10 - 40
Highway 316                               1,279        10,437      11,716         (750)      1989      02/06/98      10 - 40
Westgate Parkway                          1,619         5,019       6,638         (375)      1988      02/04/98      10 - 40
Evergreen Boulevard, Building 1           2,058         6,235       8,293         (131)      1999      02/15/00      10 - 40
Atlanta Industrial Drive                  1,032         3,086       4,118         (206)      1986      09/11/98      10 - 40
Westpark Drive, Building 1                  878         4,867       5,745         (353)      1981      09/08/98      10 - 40

                        CABOT INDUSTRIAL PROPERTIES, L.P.
      Schedule III -- Real Estate and Accumulated Depreciation (continued)
                                December 31, 2000
                          (dollar amounts in thousands)

                                                                                                               Costs Capitalized
                                                                                                                 Subsequent to
                                                                                            Initial Cost          Acquisition
                                                                                         ------------------    ------------------
                                       Number                                                    Buildings             Buildings
                                         of                                                        and                   and
Property Name(s)                      Buildings  Location                Encumbrances    Land  Improvements    Land  Improvements
----------------                      ---------  --------                ------------    ----  ------------    ----  ------------
Westpark Drive, Building 2               1       Atlanta, GA                     --       525        2,238       --          42
Williams Drive, Building 1               1       Marietta, GA                 1,450       489        1,846       --          91
Williams Drive, Building 2               1       Marietta, GA                 1,901       418        2,638       --          68
Williams Drive, Building 3               1       Marietta, GA                 1,173       316        1,546       --          78
Northmont Parkway, Building 2            1       Duluth, GA                   4,716     1,889        5,131       --          --
Evergreen Building 2                     1       Duluth, GA                   3,668     1,582        3,794       --          --
Northmont Parkway, Building 1            1       Duluth, GA                      --     1,409        4,495       --          --
Northmont Parkway, Building 3            1       Duluth, GA                      --     1,032        2,967       --          --
Northmont Parkway, Building 5            1       Duluth, GA                   4,716     2,453        4,643       --          --
Summit Ridge Parkway, Building 1         1       Duluth, GA                   3,422     1,353        3,959       --          --
Summit Ridge Parkway, Building 2         1       Duluth, GA                   3,532     1,284        4,163       --          --
Summit Ridge Parkway, Building 3         1       Duluth, GA                   2,130       765        2,533       --          --
Buford Highway                           1       Duluth, GA                   4,016     1,383        4,853       --          --
Cobb International Place, Building 1     1       Kennesaw, GA                    --       375        2,203       --          67
Cobb International Place, Building 2     1       Kennesaw, GA                    --       375        2,402       --          29
South Royal Drive, Building 1            1       Tucker, GA                      --       450        1,360       --          69
South Royal Drive, Building 2            1       Tucker, GA                      --       375        1,975       --           6
South Royal Drive, Building 3            1       Tucker, GA                      --       300        1,091       --          17
Town Park Drive, Building 1              1       Kennesaw, GA                 2,435       545        2,713       --           8
Town Park Drive, Building 2              1       Kennesaw, GA                 1,837       545        2,003       --          16
Breckenridge                             1       Duluth, GA                      --       610        2,047       --          --
Highlands Parkway                        1       Smyrna, GA                      --     2,584        7,787       --          28
Northmont Parkway, Building 4            1       Duluth, GA                      --     1,184        1,580       --          --
Ambassador Road                          1       Naperville, IL                  --     1,060        6,725       --           2
Arthur Avenue                            1       Elk Grove, IL                   --       747        5,877       --          --
Harvester Drive                          1       Chicago, IL                     --       763        6,358       --         514
Mark Street                              1       Wood Dale, IL                   --     1,570        7,541       --           1

                                        Gross Amount Carried
                                       as of December 31, 2000
                                       -----------------------                              Date
                                                   Buildings                             Constructed              Depreciable
                                                     and                   Accumulated       or         Date         Lives
Property Name(s)                         Land    Improvements  Total(1)    Depreciation   Renovated   Acquired     in Years
----------------                         ----    ------------  --------    ------------   ---------   --------     --------
Westpark Drive, Building 2                  525         2,280       2,805         (167)      1981      09/08/98      10 - 40
Williams Drive, Building 1                  489         1,937       2,426          (82)      1987      06/29/99      10 - 40
Williams Drive, Building 2                  418         2,706       3,124         (111)      1987      06/29/99      10 - 40
Williams Drive, Building 3                  316         1,624       1,940          (71)      1987      06/29/99      10 - 40
Northmont Parkway, Building 2             1,889         5,131       7,020          (91)      1999      04/03/00      10 - 40
Evergreen Building 2                      1,582         3,794       5,376          (67)      1999      04/03/00      10 - 40
Northmont Parkway, Building 1             1,409         4,495       5,904          (97)      1998      02/15/00      10 - 40
Northmont Parkway, Building 3             1,032         2,967       3,999          (64)      2000      02/15/00      10 - 40
Northmont Parkway, Building 5             2,453         4,643       7,096          (63)      2000      06/15/00      10 - 40
Summit Ridge Parkway, Building 1          1,353         3,959       5,312          (85)      1997      02/18/00      10 - 40
Summit Ridge Parkway, Building 2          1,284         4,163       5,447          (90)      1995      02/18/00      10 - 40
Summit Ridge Parkway, Building 3            765         2,533       3,298          (54)      1996      02/18/00      10 - 40
Buford Highway                            1,383         4,853       6,236         (105)      1995      02/18/00      10 - 40
Cobb International Place, Building 1        375         2,270       2,645         (155)      1996      03/13/98      10 - 40
Cobb International Place, Building 2        375         2,431       2,806         (168)      1996      03/13/98      10 - 40
South Royal Drive, Building 1               450         1,429       1,879         (100)      1987      02/27/98      10 - 40
South Royal Drive, Building 2               375         1,981       2,356         (142)      1987      02/27/98      10 - 40
South Royal Drive, Building 3               300         1,108       1,408          (80)      1989      02/27/98      10 - 40
Town Park Drive, Building 1                 545         2,721       3,266         (176)      1995      03/31/98      10 - 40
Town Park Drive, Building 2                 545         2,019       2,564         (165)      1995      03/31/98      10 - 40
Breckenridge                                610         2,047       2,657          (39)      1999      02/15/00      10 - 40
Highlands Parkway                         2,584         7,815      10,399         (212)      1997      11/09/99      10 - 40
Northmont Parkway, Building 4             1,184         1,580       2,764          (34)      1998      02/15/00      10 - 40
Ambassador Road                           1,060         6,727       7,787         (490)      1996      02/04/98      10 - 40
Arthur Avenue                               747         5,877       6,624         (400)      1978      02/04/98      10 - 40
Harvester Drive                             763         6,872       7,635         (483)      1974      02/04/98      10 - 40
Mark Street                               1,570         7,542       9,112         (524)      1985      02/04/98      10 - 40

                        CABOT INDUSTRIAL PROPERTIES, L.P.
      Schedule III -- Real Estate and Accumulated Depreciation (continued)
                                December 31, 2000
                          (dollar amounts in thousands)

                                                                                                               Costs Capitalized
                                                                                                                 Subsequent to
                                                                                            Initial Cost          Acquisition
                                                                                         ------------------    ------------------
                                       Number                                                    Buildings             Buildings
                                         of                                                        and                   and
Property Name(s)                      Buildings  Location                Encumbrances    Land  Improvements    Land  Improvements
----------------                      ---------  --------                ------------    ----  ------------    ----  ------------
Remington Street                         1       Bolingbrook, IL                 --       980        7,542       --          --
West 73rd Street, Building 1             1       Bedford Park, IL                --       636        5,900       --          76
West 73rd Street, Building 2             1       Bedford Park, IL                --     1,267        9,055       --         973
West 73rd Street, Building 3             1       Bedford Park, IL                --       636        5,854       --          61
North Raddant Road                       1       Batavia, IL                  4,600       931        5,977       --           1
Crossroads Parkway                       1       Bolingbrook, IL              7,445     2,048        8,839       --         204
South Frontenac                          1       Naperville, IL               4,255       890        5,350       --         278
High Grove Lane                          1       Naperville, IL                  --       800        3,156       --          --
Medinah Road, Building 1                 1       Chicago, IL                     --     1,967       11,719       --          --
Medinah Road, Building 2                 1       Chicago, IL                     --       969        5,752       --          --
Western Avenue                           1       Lisle, IL                       --       700        2,241       --          --
Swenson Avenue                           1       St. Charles, IL                 --       650        2,479       --           1
South 78th Avenue                        1       Hickory Hills, IL               --       470        2,709       --         127
Greenleaf Avenue                         1       Elk Grove Village, IL           --     1,409        4,960       --          67
Feehanville Drive                        1       Mount Prospect, IL           3,204     1,043        3,819       --         (13)
Business Center, Building 1              1       Mount Prospect, IL           2,421       757        2,867       --          --
Tower Lane                               1       Bensenville, IL              3,228       740        4,040       --         (57)
Business Center, Building 2              1       Mt. Propect, IL                 --     1,456        5,250       --          38
Penny Lane, Building 1                   1       Schaumburg, IL                  --       280          953       --           6
Penny Lane, Building 2                   1       Schaumburg, IL                  --       299          676       --           8
Remington Boulevard                      1       Bolingbrook, IL                 --       505        2,053       --          --
Territorial Drive, Building 2            1       Bolingbrook, IL                 --       567        2,844       --           3
Northpoint Court                         1       Bolingbrook, IL                 --       289        1,449       --           2
Territorial Drive, Building 1            1       Bolingbrook, IL                 --       569        2,605       --           1
Beeline Drive/Meyer Road                 1       Bensenville, IL                 --     1,046        2,833       --         682
Kingsland Drive                          1       Batavia, IL                     --       291        1,775       --          31
North State Road #9                      1       Howe, IN                        --       239        6,583       --          --

                                        Gross Amount Carried
                                       as of December 31, 2000
                                       -----------------------                              Date
                                                   Buildings                             Constructed              Depreciable
                                                     and                   Accumulated       or         Date         Lives
Property Name(s)                         Land    Improvements  Total(1)    Depreciation   Renovated   Acquired     in Years
----------------                         ----    ------------  --------    ------------   ---------   --------     --------
Remington Street                            980         7,542       8,522         (547)      1996      02/04/98      10 - 40
West 73rd Street, Building 1                636         5,976       6,612         (419)      1982      02/04/98      10 - 40
West 73rd Street, Building 2              1,267        10,028      11,295         (680)      1986      02/04/98      10 - 40
West 73rd Street, Building 3                636         5,915       6,551         (422)      1979      02/04/98      10 - 40
North Raddant Road                          931         5,978       6,909         (355)      1991      08/31/98      10 - 40
Crossroads Parkway                        2,048         9,043      11,091         (294)      1995      09/23/99      10 - 40
South Frontenac                             890         5,628       6,518         (182)      1975      10/22/99      10 - 40
High Grove Lane                             800         3,156       3,956         (229)      1994      02/04/98      10 - 40
Medinah Road, Building 1                  1,967        11,719      13,686         (853)      1986      02/04/98      10 - 40
Medinah Road, Building 2                    969         5,752       6,721         (419)      1986      02/04/98      10 - 40
Western Avenue                              700         2,241       2,941         (163)    1979/1985   02/04/98      10 - 40
Swenson Avenue                              650         2,480       3,130         (142)      1988      09/24/98      10 - 40
South 78th Avenue                           470         2,836       3,306         (102)      1981      08/25/99      10 - 40
Greenleaf Avenue                          1,409         5,027       6,436         (169)    1968/1995   09/30/99      10 - 40
Feehanville Drive                         1,043         3,806       4,849         (264)      1987      03/31/98      10 - 40
Business Center, Building 1                 757         2,867       3,624         (187)      1985      05/26/98      10 - 40
Tower Lane                                  740         3,983       4,723         (263)      1977      07/14/98      10 - 40
Business Center, Building 2               1,456         5,288       6,744         (292)      1989      10/16/98      10 - 40
Penny Lane, Building 1                      280           959       1,239          (37)      1988      05/25/99      10 - 40
Penny Lane, Building 2                      299           684         983          (27)      1988      05/25/99      10 - 40
Remington Boulevard                         505         2,053       2,558          (62)      1996      10/12/99      10 - 40
Territorial Drive, Building 2               567         2,847       3,414          (86)      1998      10/12/99      10 - 40
Northpoint Court                            289         1,451       1,740          (44)      1998      10/12/99      10 - 40
Territorial Drive, Building 1               569         2,606       3,175          (78)      1998      10/12/99      10 - 40
Beeline Drive/Meyer Road                  1,046         3,515       4,561         (109)      1968      11/08/99      10 - 40
Kingsland Drive                             291         1,806       2,097          (51)      1990      11/08/99      10 - 40
North State Road #9                         239         6,583       6,822         (481)      1988      02/04/98      10 - 40

                        CABOT INDUSTRIAL PROPERTIES, L.P.
      Schedule III -- Real Estate and Accumulated Depreciation (continued)
                                December 31, 2000
                          (dollar amounts in thousands)

                                                                                                               Costs Capitalized
                                                                                                                 Subsequent to
                                                                                            Initial Cost          Acquisition
                                                                                         ------------------    ------------------
                                       Number                                                    Buildings             Buildings
                                         of                                                        and                   and
Property Name(s)                      Buildings  Location                Encumbrances    Land  Improvements    Land  Improvements
----------------                      ---------  --------                ------------    ----  ------------    ----  ------------
Holton Drive                             1       Independence, KY                --     2,100        8,244       --          26
International Way                        1       Hebron, KY                      --       663        4,897       --          56
Empire Drive, Building 3                 1       Florence, KY                    --       403        2,563       --           1
Spiral Drive, Building 1                 1       Florence, KY                    --       159        1,856       --          --
Spiral Drive, Building 2                 1       Florence, KY                    --       158        1,878       --           2
Airport Exchange Drive                   1       Erlanger, KY                 2,967       744        3,769       --           1
Foundation Drive, Building 1             1       Elsmere, KY                     --       205          924       --           2
Foundation Drive, Building 2             1       Elsmere, KY                     --       392        2,400       --           1
Foundation Drive, Building 3             1       Elsmere, KY                     --       357          416       --          10
Kentucky Drive                           1       Florence, KY                 2,121       848        4,542       --          10
Power Line Drive                         1       Elsmere, KY                     --        69          267       --           1
Foundation Drive, Building 4             1       Elsmere, KY                     --        74          381       --           4
Foundation Drive, Building 5             1       Elsmere, KY                     --        75          372       --          12
Foundation Drive, Building 6             1       Elsmere, KY                     --        97          583       --           2
Foundation Drive, Building 7             1       Elsmere, KY                     --        88          381       --          17
Foundation Drive, Building 8             1       Elsmere, KY                     --       119          306       --           1
Empire Drive, Building 1                 1       Florence, KY                    --       469        1,393       --           1
Empire Drive, Building 2                 1       Florence, KY                    --       469        1,393       --           1
Jamike Drive, Building 1                 1       Erlanger, KY                    --       185          451       --           2
Jamike Drive, Building 2                 1       Erlanger, KY                    --       375          763       --           2
Jamike Drive, Building 3                 1       Erlanger, KY                    --       417        1,262       --           6
Jamike Drive, Building 4                 1       Erlanger, KY                    --       276        1,221       --           9
Jamike Drive, Building 5                 1       Erlanger, KY                    --       133          844       --           1
Jamike Drive, Building 6                 1       Erlanger, KY                    --       133          700       --           2
Jamike Drive, Building 7                 1       Erlanger, KY                    --       136          814       --           9
Turfway Road, Building 1                 1       Erlanger, KY                   704       346        1,042       --           1
Turfway Road, Building 2                 1       Erlanger, KY                   877       366        1,357       --           1


                                        Gross Amount Carried
                                       as of December 31, 2000
                                       -----------------------                              Date
                                                   Buildings                             Constructed              Depreciable
                                                     and                   Accumulated       or         Date         Lives
Property Name(s)                         Land    Improvements  Total(1)    Depreciation   Renovated   Acquired     in Years
----------------                         ----    ------------  --------    ------------   ---------   --------     --------
Holton Drive                              2,100         8,270      10,370         (600)      1996      02/04/98      10 - 40
International Way                           663         4,953       5,616         (359)      1990      02/04/98      10 - 40
Empire Drive, Building 3                    403         2,564       2,967         (190)      1991      02/04/98      10 - 40
Spiral Drive, Building 1                    159         1,856       2,015         (126)      1988      03/19/98      10 - 40
Spiral Drive, Building 2                    158         1,880       2,038         (127)      1989      03/19/98      10 - 40
Airport Exchange Drive                      744         3,770       4,514         (216)      1997      09/18/98      10 - 40
Foundation Drive, Building 1                205           926       1,131          (40)      1983      03/11/99      10 - 40
Foundation Drive, Building 2                392         2,401       2,793          (99)      1983      03/11/99      10 - 40
Foundation Drive, Building 3                357           426         783          (16)      1990      03/11/99      10 - 40
Kentucky Drive                              848         4,552       5,400         (200)      1991      03/11/99      10 - 40
Power Line Drive                             69           268         337          (12)      1994      03/11/99      10 - 40
Foundation Drive, Building 4                 74           385         459          (17)      1983      03/11/99      10 - 40
Foundation Drive, Building 5                 75           384         459          (17)      1983      03/11/99      10 - 40
Foundation Drive, Building 6                 97           585         682          (25)      1984      03/11/99      10 - 40
Foundation Drive, Building 7                 88           398         486          (17)      1984      03/11/99      10 - 40
Foundation Drive, Building 8                119           307         426          (14)      1984      03/11/99      10 - 40
Empire Drive, Building 1                    469         1,394       1,863          (61)      1990      03/11/99      10 - 40
Empire Drive, Building 2                    469         1,394       1,863          (62)      1990      03/11/99      10 - 40
Jamike Drive, Building 1                    185           453         638          (21)      1986      03/11/99      10 - 40
Jamike Drive, Building 2                    375           765       1,140          (36)      1986      03/11/99      10 - 40
Jamike Drive, Building 3                    417         1,268       1,685          (57)      1986      03/11/99      10 - 40
Jamike Drive, Building 4                    276         1,230       1,506          (56)      1988      03/11/99      10 - 40
Jamike Drive, Building 5                    133           845         978          (39)      1985      03/11/99      10 - 40
Jamike Drive, Building 6                    133           702         835          (32)      1985      03/11/99      10 - 40
Jamike Drive, Building 7                    136           823         959          (38)      1985      03/11/99      10 - 40
Turfway Road, Building 1                    346         1,043       1,389          (47)      1990      03/11/99      10 - 40
Turfway Road, Building 2                    366         1,358       1,724          (59)      1990      03/11/99      10 - 40

                        CABOT INDUSTRIAL PROPERTIES, L.P.
      Schedule III -- Real Estate and Accumulated Depreciation (continued)
                                December 31, 2000
                          (dollar amounts in thousands)

                                                                                                               Costs Capitalized
                                                                                                                 Subsequent to
                                                                                            Initial Cost          Acquisition
                                                                                         ------------------    ------------------
                                       Number                                                    Buildings             Buildings
                                         of                                                        and                   and
Property Name(s)                      Buildings  Location                Encumbrances    Land  Improvements    Land  Improvements
----------------                      ---------  --------                ------------    ----  ------------    ----  ------------
Turfway Road, Building 3                 1       Erlanger, KY                   943       371        1,471       --           1
Kenwood Circle                           1       Franklin, MA                 4,100       920        5,020       --          10
Progress Road, Building 1                1       Billerica, MA                   --       576        2,045       --          25
Progress Road, Building 2                1       Billerica, MA                   --       571        2,477       --           2
Sunnyslope Avenue                        1       Tewksbury, MA                4,200       705        5,535       --          13
South Street                             1       Hopkinton, MA                   --       636        2,015       --          20
John Hancock Road                        1       Taunton, MA                  1,396       257        1,872       --           2
Technology Drive                         1       Auburn, MA                      --       663        1,269       --          17
Oceano Avenue                            1       Jessup, MD                      --     1,629        7,862        -           7
Tar Bay Drive                            1       Jessup, MD                      --     1,415        6,475       --         157
Port Capital Drive                       1       Jessup, MD                     805       900        4,106       --          36
Greenwood Place                          1       Savage, MD                      --       533        2,453       --          47
Bollman Place                            1       Savage, MD                      --     1,079        3,916       --          22
Stayton Drive                            1       Jessup, MD                      --     1,149        4,123       --          34
The Crysen Center, Building 1            1       Jessup, MD                      --       596        2,879       --          35
The Crysen Center, Building 2            1       Jessup, MD                      --       769        2,575       --           1
Guilford Road                            1       Annapolis Junction, MD          --     1,123        4,718       --          20
Bristol Court, Building 1                1       Jessup, MD                      --       785        3,132       --          18
West Nursery Road, Building 1            1       Linthicum, MD                1,486       523        3,334       --        (198)
West Nursery Road, Building 2            1       Linthicum, MD                1,692       497        3,415       --         268
Fontana Lane, Building 1                 1       Baltimore, MD                1,835       418        2,712       --        (353)
Fontana Lane, Building 2                 1       Baltimore, MD                2,623       497        3,059       --         393
Corporate Boulevard, Building 1          1       Linthicum Heights, MD           --     1,516        3,699       --          --
Corporate Boulevard, Building 2          1       Linthicum Heights, MD           --     1,054        2,509       --          --
Guilford Road, Building 3                1       Columbia, MD                    --     1,080        2,530       --          --
Bristol Court, Building 2                1       Jessup, MD                      --       561        2,194       --          33
Sysco Court                              1       Grand Rapids, MI             1,703       354        1,788       --          --


                                        Gross Amount Carried
                                       as of December 31, 2000
                                       -----------------------                              Date
                                                   Buildings                             Constructed              Depreciable
                                                     and                   Accumulated       or         Date         Lives
Property Name(s)                         Land    Improvements  Total(1)    Depreciation   Renovated   Acquired     in Years
----------------                         ----    ------------  --------    ------------   ---------   --------     --------
Turfway Road, Building 3                  371         1,472       1,843          (64)      1996      03/11/99      10 - 40
Kenwood Circle                            920         5,030       5,950         (223)      1987      05/25/99      10 - 40
Progress Road, Building 1                 576         2,070       2,646          (89)      1988      05/07/99      10 - 40
Progress Road, Building 2                 571         2,479       3,050         (101)      1988      05/07/99      10 - 40
Sunnyslope Avenue                         705         5,548       6,253         (219)      1987      05/07/99      10 - 40
South Street                              636         2,035       2,671          (85)      1987      05/07/99      10 - 40
John Hancock Road                         257         1,874       2,131         (136)      1986      02/04/98      10 - 40
Technology Drive                          663         1,286       1,949          (93)      1973      02/04/98      10 - 40
Oceano Avenue                           1,629         7,869       9,498         (572)      1987      02/04/98      10 - 40
Tar Bay Drive                           1,415         6,632       8,047         (473)      1990      02/04/98      10 - 40
Port Capital Drive                        900         4,142       5,042         (249)      1974      08/06/98      10 - 40
Greenwood Place                           533         2,500       3,033         (116)      1985      03/11/99      10 - 40
Bollman Place                           1,079         3,938       5,017         (172)      1985      03/11/99      10 - 40
Stayton Drive                           1,149         4,157       5,306         (196)      1985      03/11/99      10 - 40
The Crysen Center, Building 1             596         2,914       3,510         (203)      1985      02/04/98      10 - 40
The Crysen Center, Building 2             769         2,576       3,345         (188)      1985      02/04/98      10 - 40
Guilford Road                           1,123         4,738       5,861         (288)      1989      08/03/98      10 - 40
Bristol Court, Building 1                 785         3,150       3,935         (195)      1987      08/03/98      10 - 40
West Nursery Road, Building 1             523         3,136       3,659         (183)      1989      08/03/98      10 - 40
West Nursery Road, Building 2             497         3,683       4,180         (207)      1989      08/03/98      10 - 40
Fontana Lane, Building 1                  418         2,359       2,777         (143)      1988      08/03/98      10 - 40
Fontana Lane, Building 2                  497         3,452       3,949         (205)      1988      08/03/98      10 - 40
Corporate Boulevard, Building 1         1,516         3,699       5,215          (34)      1999      08/01/00      10 - 40
Corporate Boulevard, Building 2         1,054         2,509       3,563          (35)      1999      10/01/00      10 - 40
Guilford Road, Building 3               1,080         2,530       3,610          (57)      1999      02/01/00      10 - 40
Bristol Court, Building 2                 561         2,227       2,788          (87)      1986      06/01/99      10 - 40
Sysco Court                               354         1,788       2,142         (129)      1985      02/04/98      10 - 40

                        CABOT INDUSTRIAL PROPERTIES, L.P.
      Schedule III -- Real Estate and Accumulated Depreciation (continued)
                                December 31, 2000
                          (dollar amounts in thousands)

                                                                                                               Costs Capitalized
                                                                                                                 Subsequent to
                                                                                            Initial Cost          Acquisition
                                                                                         ------------------    ------------------
                                       Number                                                    Buildings             Buildings
                                         of                                                        and                   and
Property Name(s)                      Buildings  Location                Encumbrances    Land  Improvements    Land  Improvements
----------------                      ---------  --------                ------------    ----  ------------    ----  ------------
Woodale Drive, Building 1                1       Mounds View, MN              2,595       577        3,616       --           6
Trenton Lane                             1       Plymouth, MN                 3,348     1,440        4,497       --           2
Lexington Avenue                         1       Eagan, MN                    3,594     1,207        4,454       --          28
Woodale Drive, Building 2                1       Mounds View, MN              2,389       680        4,178       --          --
Woodale Drive, Building 3                1       Mounds View, MN              5,191     1,239        7,579       --           5
Woodale Drive, Building 4                1       Mounds View, MN              1,434       339        2,082       --           2
Cahill Road                              1       Edina, MN                    1,208       665        2,000       --           1
Monticello Lane                          1       Maple Grove, MN                946       278        1,416       --          39
West 82nd Street                         1       Bloomington, MN                 --     1,215        3,340       --          21
Reames Road                              1       Charlotte, NC                   --       365        2,922       --          75
Westinghouse Boulevard, Building 3       1       Charlotte, NC                   --       958        5,730       --           1
Nations Ford Road                        1       Charlotte, NC                   --     1,948        7,075       --          --
Cordage Street                           1       Charlotte, NC                   --       562        2,223       --         427
Brookford Street                         1       Charlotte, NC                2,139       460        2,601       --          --
Westinghouse Boulevard, Building 1       1       Charlotte, NC                2,109       492        3,889       --           3
Westinghouse Boulevard, Building 2       1       Charlotte, NC                   --       463        3,131       --           2
Westinghouse Boulevard, Building 4       1       Charlotte, NC                   --       693        4,842       --          12
Old Charlotte Highway                    1       Monroe, NC                      --       833        4,196       --          --
Airport Road                             1       Monroe, NC                      --       555        2,793       --          --
Woodpark Boulevard, Building 1           1       Charlotte, NC                   --       218        1,464       --          59
Woodpark Boulevard, Building 2           1       Charlotte, NC                   --       229        1,396       --          26
Woodpark Boulevard, Building 3           1       Charlotte, NC                   --       357        1,643       --          99
Commerce Boulevard                       1       Charlotte, NC                   --       416        2,181       --          38
North  I-85 Service Road                 1       Charlotte, NC                   --       351        1,998       --           1
Birch Creek Road                         1       Bridgeport, NJ                  --       862        6,900       --          --
Herrod Boulevard                         1       South Brunswick, NJ             --     2,600       15,289       --          90
Pierce Street                            1       Franklin Township, NJ           --     1,400        6,716       --           2


                                        Gross Amount Carried
                                       as of December 31, 2000
                                       -----------------------                              Date
                                                   Buildings                             Constructed              Depreciable
                                                     and                   Accumulated       or         Date         Lives
Property Name(s)                         Land    Improvements  Total(1)    Depreciation   Renovated   Acquired     in Years
----------------                         ----    ------------  --------    ------------   ---------   --------     --------
Woodale Drive, Building 1                   577         3,622       4,199         (246)      1992      03/31/98      10 - 40
Trenton Lane                              1,440         4,499       5,939         (212)      1994      03/30/99      10 - 40
Lexington Avenue                          1,207         4,482       5,689         (209)      1979      03/30/99      10 - 40
Woodale Drive, Building 2                   680         4,178       4,858         (289)      1989      03/31/98      10 - 40
Woodale Drive, Building 3                 1,239         7,584       8,823         (535)      1990      03/31/98      10 - 40
Woodale Drive, Building 4                   339         2,084       2,423         (150)      1992      03/31/98      10 - 40
Cahill Road                                 665         2,001       2,666          (97)      1979      03/30/99      10 - 40
Monticello Lane                             278         1,455       1,733          (71)      1986      03/30/99      10 - 40
West 82nd Street                          1,215         3,361       4,576         (110)      1967      09/10/99      10 - 40
Reames Road                                 365         2,997       3,362         (215)      1994      02/04/98      10 - 40
Westinghouse Boulevard, Building 3          958         5,731       6,689         (211)      1994      07/29/99      10 - 40
Nations Ford Road                         1,948         7,075       9,023         (110)      1999      05/25/00      10 - 40
Cordage Street                              562         2,650       3,212          (94)      1981      09/24/99      10 - 40
Brookford Street                            460         2,601       3,061          (52)      1984      04/24/00      10 - 40
Westinghouse Boulevard, Building 1          492         3,892       4,384         (134)      1994      08/17/99      10 - 40
Westinghouse Boulevard, Building 2          463         3,133       3,596         (116)      1992      07/29/99      10 - 40
Westinghouse Boulevard, Building 4          693         4,854       5,547         (178)      1988      07/29/99      10 - 40
Old Charlotte Highway                       833         4,196       5,029         (306)    1957/1972   02/04/98      10 - 40
Airport Road                                555         2,793       3,348         (203)    1972/1999   02/04/98      10 - 40
Woodpark Boulevard, Building 1              218         1,523       1,741          (62)      1985      06/23/99      10 - 40
Woodpark Boulevard, Building 2              229         1,422       1,651          (59)      1986      06/23/99      10 - 40
Woodpark Boulevard, Building 3              357         1,742       2,099          (72)      1987      06/23/99      10 - 40
Commerce Boulevard                          416         2,219       2,635          (92)      1988      06/23/99      10 - 40
North  I-85 Service Road                    351         1,999       2,350          (83)      1988      06/23/99      10 - 40
Birch Creek Road                            862         6,900       7,762         (521)    1991/1997   02/04/98      10 - 40
Herrod Boulevard                          2,600        15,379      17,979       (1,128)    1989/1998   02/04/98      10 - 40
Pierce Street                             1,400         6,718       8,118         (492)      1984      02/04/98      10 - 40

                        CABOT INDUSTRIAL PROPERTIES, L.P.
      Schedule III -- Real Estate and Accumulated Depreciation (continued)
                                December 31, 2000
                          (dollar amounts in thousands)

                                                                                                               Costs Capitalized
                                                                                                                 Subsequent to
                                                                                            Initial Cost          Acquisition
                                                                                         ------------------    ------------------
                                       Number                                                    Buildings             Buildings
                                         of                                                        and                   and
Property Name(s)                      Buildings  Location                Encumbrances    Land  Improvements    Land  Improvements
----------------                      ---------  --------                ------------    ----  ------------    ----  ------------
South Middlesex Avenue, Building 1       1       Cranbury, NJ                    --     1,300        6,802       --          20
Colony Road, Building 1                  1       Jersey City, NJ                 --     1,839        6,726       --           2
Colony Road, Building 2                  1       Jersey City, NJ                 --       977        3,540       --          50
Industrial Drive, Building 1             1       Port Jersey, NJ                 --     1,759        7,615       --           2
Industrial Drive, Building 2             1       Port Jersey, NJ                 --       895        4,299       --           2
Industrial Drive, Building 3             1       Port Jersey, NJ                 --       370        1,382       --           4
Port Jersey Boulevard, Building 1        1       Port Jersey, NJ                 --     3,784       13,567       --         245
Port Jersey Boulevard, Building 2        1       Port Jersey, NJ                 --     1,709        5,407       --         281
South Middlesex Avenue, Building 2       1       Cranbury, NJ                    --     1,400        5,730       --           2
Memorial Drive                           1       Franklin Township, NJ           --     1,859        4,844       --         414
New England Avenue                       1       Piscataway, NJ               2,580     1,350        2,423       --         241
Equity Drive, Building 1                 1       Columbus, OH                    --       964        4,279       --          28
Westbelt Drive, Building 2               1       Columbus, OH                    --       849        4,694       --          77
Dividend Drive                           1       Columbus, OH                    --       449        3,712       --           2
International Street                     1       Columbus, OH                    --       517        2,657       --           1
Port Road, Building 1                    1       Franklin County, OH             --       822        5,961       --         483
Port Road, Building 2                    1       Franklin County, OH             --       580        4,124       --         191
Twin Creek Drive                         1       Columbus, OH                    --       702        3,416       --         133
Westbelt Drive, Building 1               1       Columbus, OH                    --     1,000        7,607       --           7
Equity Drive, Building 2                 1       Columbus, OH                    --       890        3,022       --         463
International Road, Building 1           1       Cincinnati, OH                  --     1,109        4,245       --          --
International Road, Building 2           1       Cincinnati, OH                  --       932        5,588       --           1
Kingsley Drive, Building 1               1       Cincinnati, OH               3,049     1,056        3,600        -          30
Kingsley Drive, Building 2               1       Cincinnati, OH               4,769     1,710        5,919        1          (8)
Lake Forest Drive, Building 1            1       Blue Ash, OH                    --     1,222        5,527       --         327
Lake Forest Drive, Building 2            1       Blue Ash, OH                    --     1,098        3,955       --          84
Kenwood Road, Building 1                 1       Blue Ash, OH                    --       485        1,826       --          42


                                        Gross Amount Carried
                                       as of December 31, 2000
                                       -----------------------                              Date
                                                   Buildings                             Constructed              Depreciable
                                                     and                   Accumulated       or         Date         Lives
Property Name(s)                         Land    Improvements  Total(1)    Depreciation   Renovated   Acquired     in Years
----------------                         ----    ------------  --------    ------------   ---------   --------     --------
South Middlesex Avenue, Building 1      1,300         6,822       8,122         (497)      1989      02/04/98      10 - 40
Colony Road, Building 1                 1,839         6,728       8,567         (509)      1976      02/04/98      10 - 40
Colony Road, Building 2                   977         3,590       4,567         (264)      1974      02/04/98      10 - 40
Industrial Drive, Building 1            1,759         7,617       9,376         (560)      1976      02/04/98      10 - 40
Industrial Drive, Building 2              895         4,301       5,196         (313)      1976      02/04/98      10 - 40
Industrial Drive, Building 3              370         1,386       1,756         (102)      1972      02/04/98      10 - 40
Port Jersey Boulevard, Building 1       3,784        13,812      17,596       (1,098)    1974/1982   02/04/98      10 - 40
Port Jersey Boulevard, Building 2       1,709         5,688       7,397         (424)    1974/1982   02/04/98      10 - 40
South Middlesex Avenue, Building 2      1,400         5,732       7,132         (431)      1982      02/04/98      10 - 40
Memorial Drive                          1,859         5,258       7,117         (392)      1988      02/04/98      10 - 40
New England Avenue                      1,350         2,664       4,014         (169)    1975/1995   06/26/98      10 - 40
Equity Drive, Building 1                  964         4,307       5,271         (317)      1980      02/04/98      10 - 40
Westbelt Drive, Building 2                849         4,771       5,620         (353)      1980      02/04/98      10 - 40
Dividend Drive                            449         3,714       4,163         (306)      1980      02/04/98      10 - 40
International Street                      517         2,658       3,175         (194)      1988      02/04/98      10 - 40
Port Road, Building 1                     822         6,444       7,266         (448)      1995      02/04/98      10 - 40
Port Road, Building 2                     580         4,315       4,895         (311)      1995      02/04/98      10 - 40
Twin Creek Drive                          702         3,549       4,251         (250)      1989      02/04/98      10 - 40
Westbelt Drive, Building 1              1,000         7,614       8,614         (554)      1980      02/04/98      10 - 40
Equity Drive, Building 2                  890         3,485       4,375         (308)      1980      02/04/98      10 - 40
International Road, Building 1          1,109         4,245       5,354         (320)      1990      02/04/98      10 - 40
International Road, Building 2            932         5,589       6,521         (416)      1990      02/04/98      10 - 40
Kingsley Drive, Building 1              1,056         3,630       4,686         (249)      1981      06/09/98      10 - 40
Kingsley Drive, Building 2              1,711         5,911       7,622         (389)      1981      06/09/98      10 - 40
Lake Forest Drive, Building 1           1,222         5,854       7,076         (442)      1978      02/04/98      10 - 40
Lake Forest Drive, Building 2           1,098         4,039       5,137         (303)      1979      02/04/98      10 - 40
Kenwood Road, Building 1                  485         1,868       2,353          (51)      1965      12/15/99      10 - 40

                        CABOT INDUSTRIAL PROPERTIES, L.P.
      Schedule III -- Real Estate and Accumulated Depreciation (continued)
                                December 31, 2000
                          (dollar amounts in thousands)

                                                                                                               Costs Capitalized
                                                                                                                 Subsequent to
                                                                                            Initial Cost          Acquisition
                                                                                         ------------------    ------------------
                                       Number                                                    Buildings             Buildings
                                         of                                                        and                   and
Property Name(s)                      Buildings  Location                Encumbrances    Land  Improvements    Land  Improvements
----------------                      ---------  --------                ------------    ----  ------------    ----  ------------
Kenwood Road, Building 2                 1       Blue Ash, OH                    --       579        2,174       --          47
Kenwood Road, Building 3                 1       Blue Ash, OH                    --       413        1,561       --          26
Kenwood Road, Building 4                 1       Blue Ash, OH                    --       408        1,542       --          56
Kenwood Road, Building 5                 1       Blue Ash, OH                    --       345        1,566       --          21
Kenwood Road, Building 6                 1       Blue Ash, OH                    --       370        1,505       --          60
Kenwood Road, Building 7                 1       Blue Ash, OH                    --       379        1,538       --          35
Creek Road                               1       Blue Ash, OH                    --       902        2,790       --          45
Commerce Boulevard                       1       Loveland, OH                    --       393        1,215       --           3
Brackbill Boulevard, Building 1          1       Mechanicsburg, PA            2,942     1,705        7,092       --          (1)
Brackbill Boulevard, Building 2          1       Mechanicsburg, PA            3,062     2,016        7,134       --          --
Cumberland Parkway                       1       Harrisburg, PA                  --     1,851       11,317       --          15
Fulling Mill Road                        1       Harrisburg, PA                  --     1,632        5,695       --           2
Ritter Road                              1       Mechanicsburg, PA            1,297       332        1,934       --          --
Marine Drive                             1       Rock Hill, SC                9,200     1,290       12,866       --          --
Pilot Drive                              1       Memphis, TN                     --     1,364        6,231       --         112
Airline Drive, Building 2                1       Coppell, TX                     --       696        3,804       --           1
DFW Trade Center, Building 1             1       Grapevine, TX                   --     2,327       15,653       --         126
DFW Trade Center, Building 2             1       Grapevine, TX                   --     1,917       12,790       --           1
Luna Road                                1       Carrollton, TX                  --     1,020        6,097       --          --
Patriot Drive, Building 1                1       Coppell, TX                     --       497        4,378       --          --
Patriot Drive, Building 2                1       Coppell, TX                     --     1,767       10,829        1       4,752
113th Street                             1       Arlington, TX                   --       506        2,054       --           1
Airline Drive, Building 1                1       Coppell, TX                     --       316        2,194       --          --
North Lake Drive                         1       Coppell, TX                     --     1,165        4,914       --          28
10th Street, Building 1                  1       Plano, TX                    2,715       839        3,010       --           1
10th Street, Building 2                  1       Plano, TX                    2,740       839        3,522       --           1
Regency Crest Drive                      1       Dallas, TX                      --       807        4,633       --           1


                                        Gross Amount Carried
                                       as of December 31, 2000
                                       -----------------------                              Date
                                                   Buildings                             Constructed              Depreciable
                                                     and                   Accumulated       or         Date         Lives
Property Name(s)                         Land    Improvements  Total(1)    Depreciation   Renovated   Acquired     in Years
----------------                         ----    ------------  --------    ------------   ---------   --------     --------
Kenwood Road, Building 2                   579         2,221       2,800          (61)      1975      12/15/99      10 - 40
Kenwood Road, Building 3                   413         1,587       2,000          (44)      1964      12/15/99      10 - 40
Kenwood Road, Building 4                   408         1,598       2,006          (40)      1969      12/15/99      10 - 40
Kenwood Road, Building 5                   345         1,587       1,932          (45)      1970      12/15/99      10 - 40
Kenwood Road, Building 6                   370         1,565       1,935          (44)      1971      12/15/99      10 - 40
Kenwood Road, Building 7                   379         1,573       1,952          (44)      1973      12/15/99      10 - 40
Creek Road                                 902         2,835       3,737         (217)      1983      02/04/98      10 - 40
Commerce Boulevard                         393         1,218       1,611          (52)      1989      03/11/99      10 - 40
Brackbill Boulevard, Building 1          1,705         7,091       8,796         (530)    1984/1994   02/17/98      10 - 40
Brackbill Boulevard, Building 2          2,016         7,134       9,150         (532)    1986/1994   02/17/98      10 - 40
Cumberland Parkway                       1,851        11,332      13,183         (814)      1992      02/06/98      10 - 40
Fulling Mill Road                        1,632         5,697       7,329         (125)      1999      02/09/00      10 - 40
Ritter Road                                332         1,934       2,266         (140)      1986      02/04/98      10 - 40
Marine Drive                             1,290        12,866      14,156         (512)      1997      06/30/99      10 - 40
Pilot Drive                              1,364         6,343       7,707         (447)      1987      02/04/98      10 - 40
Airline Drive, Building 2                  696         3,805       4,501         (277)      1990      02/04/98      10 - 40
DFW Trade Center, Building 1             2,327        15,779      18,106       (1,187)      1996      02/04/98      10 - 40
DFW Trade Center, Building 2             1,917        12,791      14,708         (799)      1997      02/04/98      10 - 40
Luna Road                                1,020         6,097       7,117         (444)      1996      02/04/98      10 - 40
Patriot Drive, Building 1                  497         4,378       4,875         (143)      1997      12/28/99      10 - 40
Patriot Drive, Building 2                1,768        15,581      17,349         (341)      1997      12/28/99      10 - 40
113th Street                               506         2,055       2,561         (150)      1979      02/04/98      10 - 40
Airline Drive, Building 1                  316         2,194       2,510         (160)      1991      02/04/98      10 - 40
North Lake Drive                         1,165         4,942       6,107         (385)      1982      02/04/98      10 - 40
10th Street, Building 1                    839         3,011       3,850         (194)      1997      06/10/98      10 - 40
10th Street, Building 2                    839         3,523       4,362         (224)      1997      06/10/98      10 - 40
Regency Crest Drive                        807         4,634       5,441         (122)      1999      05/23/00      10 - 40

                        CABOT INDUSTRIAL PROPERTIES, L.P.
      Schedule III -- Real Estate and Accumulated Depreciation (continued)
                                December 31, 2000
                          (dollar amounts in thousands)

                                                                                                               Costs Capitalized
                                                                                                                 Subsequent to
                                                                                            Initial Cost          Acquisition
                                                                                         ------------------    ------------------
                                       Number                                                    Buildings             Buildings
                                         of                                                        and                   and
Property Name(s)                      Buildings  Location                Encumbrances    Land  Improvements    Land  Improvements
----------------                      ---------  --------                ------------    ----  ------------    ----  ------------
Diplomat Drive, Building 2               1       Farmers Branch, TX              --       437        2,840       --           1
Hillguard Road, Building 1               1       Dallas, TX                      --       268        1,347       --         143
Hillguard Road, Building 2               1       Dallas, TX                      --       196        1,813       --         175
Hillguard Road, Building 3               1       Dallas, TX                      --       984        2,851       --         328
East Plano Parkway                       1       Plano, TX                    6,500     1,163        7,903       --          10
DFW Trade Center, Building 3             1       Grapevine, TX                   --     1,029       17,312       --           1
Diplomat Drive, Building 1               1       Farmers Branch, TX              --       110        2,456       --          --
Bradley Lane                             1       Carrollton, TX                  --       262        1,941       --         (10)
Avenue F.                                1       Plano, TX                       --       653        4,161       --         196
Shiloh Road                              1       Plano, TX                       --       594        3,489       --         (67)
East Collins Boulevard                   1       Richardson, TX                  --     1,208        1,885       --           1
Capital Avenue, Building 1               1       Plano, TX                    1,427       375        2,091       --           1
Capital Avenue, Building 2               1       Plano, TX                    1,427       375        2,091       --           1
Jefferson Davis(2)                       0       Alexandria, VA                  --     1,589           --       --          --
Jefferson Davis(2)                       0       Alexandria, VA                  --       795           --       --          --
Swann Street(2)                          0       Alexandria, VA                  --     1,022        4,588       --         (37)
Oakville Industrial Park, Building 5     1       Alexandria, VA                  --       414        1,961       --           7
Oakville Industrial Park, Building 4     1       Alexandria, VA                  --       102           96       --          --
Oakville Industrial Park, Building 3     1       Alexandria, VA                  --       508        2,564       --         525
Oakville Industrial Park, Building 2     1       Alexandria, VA                  --       340          821       --           3
Oakville Industrial Park, Building 1     1       Alexandria, VA                  --       428        2,314       --           9
Oakville Industrial Park, Building 6     1       Alexandria, VA                  --       523        1,392       --         511
Nokes Boulevard, Building 1              1       Sterling, VA                    --     1,344        4,799       --         (10)
CABOT tech @ Beaumeade, Building 1       1       Ashburn, VA                     --     1,368        5,263       --          --
CABOT tech @ Beaumeade, Building 2       1       Ashburn, VA                     --     1,090        4,067       --          --
Nokes Boulevard, Building 2              1       Sterling, VA                    --     1,115        4,886       --          --
Guilford Road, Building 1                1       Ashburn, VA                  1,738       824        2,326       --          --


                                        Gross Amount Carried
                                       as of December 31, 2000
                                       -----------------------                              Date
                                                   Buildings                             Constructed              Depreciable
                                                     and                   Accumulated       or         Date         Lives
Property Name(s)                         Land    Improvements  Total(1)    Depreciation   Renovated   Acquired     in Years
----------------                         ----    ------------  --------    ------------   ---------   --------     --------
Diplomat Drive, Building 2                 437         2,841       3,278         (139)      1984      01/28/99      10 - 40
Hillguard Road, Building 1                 268         1,490       1,758          (65)      1980      09/30/99      10 - 40
Hillguard Road, Building 2                 196         1,988       2,184          (65)      1980      09/30/99      10 - 40
Hillguard Road, Building 3                 984         3,179       4,163         (107)      1980      09/30/99      10 - 40
East Plano Parkway                       1,163         7,913       9,076         (206)      1998      12/09/99      10 - 40
DFW Trade Center, Building 3             1,029        17,313      18,342       (1,272)      1997      02/04/98      10 - 40
Diplomat Drive, Building 1                 110         2,456       2,566         (179)      1997      02/04/98      10 - 40
Bradley Lane                               262         1,931       2,193          (92)      1984      02/25/99      10 - 40
Avenue F.                                  653         4,357       5,010         (161)      1984      07/30/99      10 - 40
Shiloh Road                                594         3,422       4,016          (90)      1998      12/09/99      10 - 40
East Collins Boulevard                   1,208         1,886       3,094          (38)      1985      03/30/00      10 - 40
Capital Avenue, Building 1                 375         2,092       2,467          (33)      1986      05/04/00      10 - 40
Capital Avenue, Building 2                 375         2,092       2,467          (33)      1986      05/04/00      10 - 40
Jefferson Davis(2)                       1,589            --       1,589           --       1964      02/04/98      10 - 40
Jefferson Davis(2)                         795            --         795           --       1992      02/04/98      10 - 40
Swann Street(2)                          1,022         4,551       5,573         (331)      1989      02/04/98      10 - 40
Oakville Industrial Park, Building 5       414         1,968       2,382         (143)      1955      02/04/98      10 - 40
Oakville Industrial Park, Building 4       102            96         198           (7)      1952      02/04/98      10 - 40
Oakville Industrial Park, Building 3       508         3,089       3,597         (233)      1947      02/04/98      10 - 40
Oakville Industrial Park, Building 2       340           824       1,164          (60)      1940      02/04/98      10 - 40
Oakville Industrial Park, Building 1       428         2,323       2,751         (169)      1949      02/04/98      10 - 40
Oakville Industrial Park, Building 6       523         1,903       2,426         (137)      1946      02/04/98      10 - 40
Nokes Boulevard, Building 1              1,344         4,789       6,133         (240)      1998      12/15/98      10 - 40
CABOT tech @ Beaumeade, Building 1       1,368         5,263       6,631          (84)      2000      07/15/00      10 - 40
CABOT tech @ Beaumeade, Building 2       1,090         4,067       5,157          (53)      2000      07/15/00      10 - 40
Nokes Boulevard, Building 2              1,115         4,886       6,001         (166)      1999      08/27/99      10 - 40
Guilford Road, Building 1                  824         2,326       3,150          (72)      1987      10/15/99      10 - 40

                        CABOT INDUSTRIAL PROPERTIES, L.P.
      Schedule III -- Real Estate and Accumulated Depreciation (continued)
                                December 31, 2000
                          (dollar amounts in thousands)

                                                                                                               Costs Capitalized
                                                                                                                 Subsequent to
                                                                                            Initial Cost          Acquisition
                                                                                         ------------------    ------------------
                                       Number                                                    Buildings             Buildings
                                         of                                                        and                   and
Property Name(s)                      Buildings  Location                Encumbrances    Land  Improvements    Land  Improvements
----------------                      ---------  --------                ------------    ----  ------------    ----  ------------
Guilford Road, Building 2                1       Ashburn, VA                  1,939       738        2,787       --          --
Beaumeade Circle                         1       Ashburn, VA                  3,022     1,208        4,267       --          10
Kent West Corporate Park, II             1       Kent, WA                        --     2,528        9,256       --          59
Kent West Corporate Park I, Building 2   1       Kent, WA                        --       163          602       --           2
Kent West Corporate Park I, Building 1   1       Kent, WA                        --       408        1,506       --           4
Kent West Corporate Park I, Building 3   1       Kent, WA                        --       367        1,356       --           3
Kent West Corporate Park I, Building 4   1       Kent, WA                        --       612        2,227       --          18
                                       ---                                 --------  --------   ----------    -----     -------
                                       353                                 $240,978  $332,174   $1,299,770    $ 186     $21,647
                                       ===                                 ========  ========   ==========    =====     =======

ASSETS HELD FOR SALE

East Jurupa Street(3)                    1       Ontario, CA                     --     1,256        2,702       --          93
South Vintage Avenue, Building 1(3)      1       Ontario, CA                     --     2,013        6,262       --           1
South Vintage Avenue, Building 2(3)      1       Ontario, CA                     --     2,013        5,769       --         275
Kovacs Lane                              1       Huntington Beach, CA         5,401     1,750        6,243       --          10
Reed Avenue, Building 1                  1       West Sacramento, CA             --       905        2,939       --          --
Reed Avenue, Building 2                  1       West Sacramento, CA             --       932        2,904       --          --
Alum Creek Road                          1       Columbus, OH                    --       331        1,278       --         (35)
                                       ---                                 --------  --------   ----------    -----     -------
                                         7                                 $  5,401  $  9,200   $   28,097    $   0     $   344
                                       ===                                 ========  ========   ==========    =====     =======


                                        Gross Amount Carried
                                       as of December 31, 2000
                                       -----------------------                              Date
                                                   Buildings                             Constructed              Depreciable
                                                     and                   Accumulated       or         Date         Lives
Property Name(s)                         Land    Improvements  Total(1)    Depreciation   Renovated   Acquired     in Years
----------------                         ----    ------------  --------    ------------   ---------   --------     --------
Guilford Road, Building 2                   738         2,787       3,525          (86)      1988      10/15/99      10 - 40
Beaumeade Circle                          1,208         4,277       5,485         (132)      1990      10/15/99      10 - 40
Kent West Corporate Park, II              2,528         9,315      11,843         (667)      1989      02/04/98      10 - 40
Kent West Corporate Park I, Building 2      163           604         767          (43)      1989      02/04/98      10 - 40
Kent West Corporate Park I, Building 1      408         1,510       1,918         (108)      1989      02/04/98      10 - 40
Kent West Corporate Park I, Building 3      367         1,359       1,726          (97)      1989      02/04/98      10 - 40
Kent West Corporate Park I, Building 4      612         2,245       2,857         (161)      1989      02/04/98      10 - 40
                                       --------    ----------  ----------     --------
                                       $332,360    $1,321,417  $1,653,777     $(73,857)
                                       ========    ==========  ==========     ========

ASSETS HELD FOR SALE

East Jurupa Street(3)                     1,256         2,795       4,051         (230)      1986      02/04/98      10 - 40
South Vintage Avenue, Building 1(3)       2,013         6,263       8,276         (510)      1986      02/04/98      10 - 40
South Vintage Avenue, Building 2(3)       2,013         6,044       8,057         (476)      1986      02/04/98      10 - 40
Kovacs Lane                               1,750         6,253       8,003         (400)      1988      06/17/98      10 - 40
Reed Avenue, Building 1                     905         2,939       3,844         (214)      1988      02/04/98      10 - 40
Reed Avenue, Building 2                     932         2,904       3,836         (211)      1988      02/04/98      10 - 40
Alum Creek Road                             331         1,243       1,574          (54)      1988      03/11/99      10 - 40
                                       --------    ----------  ----------     --------
                                       $  9,200    $   28,441     $37,641     $ (2,095)
                                       ========    ==========  ==========     ========

                          Reconciliation of Real Estate

The changes in total investment in real estate assets for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                              December 31, 2000         December 31, 1999         December 31, 1998
                                              -----------------         -----------------         -----------------
                                                (in thousands)            (in thousands)            (in thousands)

Balance, Beginning of Year                     $      1,507,834         $       1,072,675           $            --
Acquisitions and Stabilized Development                 187,745                   443,951                 1,077,863
Improvements                                             15,871                     5,086                     1,220
Assets Held for Sale                                    (37,641)                       --                        --
Dispositions                                            (20,032)                  (13,878)                   (6,408)
                                               ----------------         -----------------           ---------------
Balance, End of Year                           $      1,653,777         $       1,507,834           $     1,072,675
                                               ================         =================           ===============

                   Reconciliation of Accumulated Depreciation

The changes in accumulated depreciation for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                              December 31, 2000         December 31, 1999         December 31, 1998
                                              -----------------         -----------------         -----------------
                                                (in thousands)            (in thousands)            (in thousands)
Balance, Beginning of Year                     $         42,543         $          17,290           $            --
Depreciation Expense                                     34,021                    25,677                    17,396
Assets Held for Sale                                     (2,095)                       --                        --
Dispositions                                               (612)                     (424)                     (106)
                                               ----------------         -----------------           ---------------
Balance, End of Year                           $         73,857         $          42,543           $        17,290
                                               ================         =================           ===============

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


Item 10. Directors and Executive Officers of Registrant

Cabot L.P. does not have any directors or officers. The information concerning Cabot Trust's trustees required by this Item is incorporated by reference to the Proxy Statement under the headings captioned "Election of Trustees" and "Principal and Management Shareholders".

Cabot L.P. does not have any executive officers. The executive officers of Cabot Trust and their respective positions, business experience and ages at February 28, 2001, are set forth below. The executive officers serve at the discretion of the Board of Trustees of Cabot Trust.

      Name                                          Age     Position
      -------------------------------------------------------------------------------------------------
      Ferdinand Colloredo-Mansfeld(1)               61      Chairman of the Board and Chief Executive
                                                            Officer, Trustee
      Robert E. Patterson                           55      President, Trustee
      Franz Colloredo-Mansfeld(1)                   38      Senior Vice President and Chief Financial
                                                            Officer
      Andrew D. Ebbott                              45      Senior Vice President - Director of
                                                            Acquisitions
      Howard B. Hodgson, Jr.                        45      Senior Vice President - Director of Real
                                                            Estate Operations
      Neil E. Waisnor                               46      Senior Vice President - Finance,
                                                            Treasurer and Secretary
      Eugene F. Reilly                              39      Senior Vice President - Director of
                                                            Development

(1)   Messrs. Ferdinand and Franz Colloredo-Mansfeld are father and son.

                                         Business Experience
                                         -------------------

Ferdinand Colloredo-Mansfeld ..........  Ferdinand Colloredo-Mansfeld has served as our Chairman of the Board of
                                         Trustees and Chief Executive Officer
                                         since our formation in October 1997.
                                         Mr. Colloredo-Mansfeld also serves as
                                         the Chairman and Chief Executive
                                         Officer of Cabot Advisors. Mr.
                                         Colloredo-Mansfeld served as Chairman,
                                         Chief Executive Officer and Chief
                                         Investment Officer of Cabot Partners
                                         Limited Partnership from 1990 to 1997,
                                         having previously served in the same
                                         positions with Cabot, Cabot & Forbes
                                         Realty Advisors, Inc., an affiliate of
                                         Cabot, Cabot & Forbes, since its
                                         formation in 1986. Mr.
                                         Colloredo-Mansfeld began his real
                                         estate career in 1970 when he joined
                                         Cabot, Cabot & Forbes, a national real
                                         estate development, management and
                                         construction firm, becoming its Chief
                                         Financial Officer in 1973, Chief
                                         Operating Officer in 1974 and Chief
                                         Executive Officer in 1976, a position
                                         he held until his retirement from that
                                         company in 1989. As Chief Executive
                                         Officer, Mr. Colloredo-Mansfeld oversaw
                                         the development and management of
                                         approximately $4 billion of commercial
                                         properties in 20 states, including 35
                                         master planned suburban business and
                                         industrial parks. Mr.
                                         Colloredo-Mansfeld is a graduate of
                                         Harvard College and Harvard Business
                                         School. He is a former limited partner
                                         in Brown Brothers Harriman & Co.,
                                         having withdrawn from the partnership
                                         as of December 31, 2000. Mr.
                                         Colloredo-Mansfeld is also a Director
                                         of Raytheon Company and former Director
                                         of Shawmut National Corp. and Data
                                         General Corp. He is a Trustee, and
                                         former Chairman of the Board of
                                         Trustees, of the Massachusetts General
                                         Hospital, a Trustee of the Committee
                                         for Economic Development and a member
                                         of the Board of Directors, Boston
                                         Private Industry Council. Mr.
                                         Colloredo-Mansfeld is the father of
                                         Franz Colloredo-Mansfeld, our Chief
                                         Financial Officer.

Robert E. Patterson ...................  Mr. Patterson has served as our
                                         President and a Trustee since our
                                         formation in October 1997. Mr.
                                         Patterson served as Executive Vice
                                         President, Director of Acquisitions and
                                         a member of the Investment Committee of
                                         Cabot, Cabot & Forbes Realty Advisors,
                                         Inc. and, subsequently, Cabot Partners
                                         Limited Partnership from 1987 to 1997.
                                         Mr. Patterson began his real estate
                                         career in 1972 as a lawyer with the
                                         firm of Gaston, Snow & Ely Bartlett. In
                                         1978, he became the first Executive
                                         Director of the Massachusetts
                                         Industrial Finance Agency and remained
                                         in that position until 1983 when he
                                         joined the Beal Companies, a
                                         Boston-based real estate development,
                                         management and investment firm as
                                         Senior Vice President. He joined Cabot,
                                         Cabot & Forbes Realty Advisors, Inc. in
                                         1987 to head its acquisitions group and
                                         was a founding partner of Cabot
                                         Partners Limited Partnership upon its
                                         formation as an

Robert E. Patterson (continued) .......  independent entity in 1990. Mr.
                                         Patterson is a graduate of Harvard
                                         College and Harvard Law School. He is a
                                         Trustee of The Putnam Group of Mutual
                                         Funds, a Trustee of the Sea Education
                                         Association, Chairman of the Board of
                                         Trustees of the Joslin Diabetes Center
                                         and a Director of the Brandywine Trust
                                         Company. He is a member of numerous
                                         industry associations, including the
                                         National Association of Real Estate
                                         Investment Trusts and the Urban Land
                                         Institute.

Franz Colloredo-Mansfeld ..............  Franz Colloredo-Mansfeld has been our
                                         Chief Financial Officer since October
                                         1997 and served as a Senior Vice
                                         President of Cabot Partners Limited
                                         Partnership since 1996. He was a Senior
                                         Engagement Manager of McKinsey &
                                         Company, Inc. from 1992 through 1996.
                                         He previously worked for the Deutsche
                                         Bank real estate investment group in
                                         1992 and was a Robert Bosch Fellow at
                                         the German Central Bank (Bundesbank) in
                                         Frankfurt, Germany in 1991. He was also
                                         an investment banker with Merrill Lynch
                                         & Co. from 1986 through 1989, where he
                                         specialized in mergers and
                                         acquisitions. Mr. Colloredo-Mansfeld is
                                         a graduate of Harvard College and
                                         Harvard Business School. He is a
                                         director or trustee of numerous
                                         corporate, professional, and charitable
                                         organizations. Mr. Colloredo-Mansfeld
                                         is the son of Ferdinand
                                         Colloredo-Mansfeld, our Chief Executive
                                         Officer.

Andrew D. Ebbott ......................  Mr. Ebbott has served as our Senior
                                         Vice President-Director of Acquisitions
                                         since October 1997. Mr. Ebbott joined
                                         Cabot, Cabot & Forbes Realty Advisors,
                                         Inc. in 1988 as Director of Research
                                         and a member of its acquisition
                                         department, becoming a Vice President
                                         in 1991 and a Senior Vice President in
                                         1995 of Cabot Partners Limited
                                         Partnership. Mr. Ebbott is a graduate
                                         of Dartmouth College and the University
                                         of Chicago Business School. He has over
                                         15 years experience in real estate
                                         finance, investment and research and is
                                         a member of the American Institute of
                                         Certified Public Accountants and the
                                         National Association of Real Estate
                                         Investment Trusts.

Howard B. Hodgson, Jr. ................  Mr. Hodgson has been our Senior Vice
                                         President-Director of Real Estate
                                         Operations since October 1997 and has
                                         served as a Senior Vice President,
                                         Director of Asset Management and Member
                                         of the Investment Committee of Cabot
                                         Partners Limited Partnership from 1992
                                         to October 1997. Mr. Hodgson began his
                                         real estate career in 1979 with the
                                         Boston-based real estate firm of R.M.
                                         Bradley & Co., Inc., becoming the head
                                         of its institutional property
                                         management group prior to joining
                                         Cabot, Cabot & Forbes Asset Management
                                         Company in 1991 as a Senior Vice
                                         President and head of its property
                                         management group. Mr. Hodgson is a
                                         graduate of Northeastern University. He
                                         is a Trustee and member of the
                                         Executive Committee of the Cambridge
                                         Savings Bank and is a Trustee of
                                         Cambridge Financial Group, Inc. He is a
                                         corporate Trustee of the Trustees of
                                         Reservations, a non-profit land
                                         preservation organization.

Neil E. Waisnor .......................  Mr. Waisnor has served as our Senior
                                         Vice President-Finance, Treasurer
                                         and Secretary since October 1997. Mr.
                                         Waisnor was a founding partner of Cabot
                                         Partners Limited Partnership, joining
                                         as a Vice President and Treasurer in
                                         1990 and becoming a Senior Vice
                                         President and Chief Financial Officer
                                         in 1995. Prior to joining Cabot
                                         Partners Limited Partnership, he was
                                         Vice President and Controller of Cabot,
                                         Cabot & Forbes, where he served in a
                                         variety of financial capacities since
                                         1985. He worked for Arthur Andersen &
                                         Co. from 1977 until 1985, where he was
                                         a senior audit manager serving real
                                         estate and high technology companies.
                                         Mr. Waisnor is a graduate of the
                                         University of Massachusetts at Amherst
                                         and is a member of the American
                                         Institute of Certified Public
                                         Accountants and the Massachusetts
                                         Society of Certified Public
                                         Accountants.

Eugene F. Reilly ......................  Mr. Reilly has been our Senior Vice
                                         President-Director of Development
                                         since October 1997. Mr. Reilly served
                                         as Director of Leasing and Marketing of
                                         Cabot Partners Limited Partnership from
                                         1992 to October 1997, becoming Senior
                                         Vice President in 1996. Mr. Reilly
                                         began his real estate career with the
                                         Boston commercial real estate brokerage
                                         firm of Leggat McCall and Werner in
                                         1983 and subsequently became a leasing
                                         broker with Julien J. Studley, Inc. In
                                         1985, he joined National Development
                                         Corporation where he became a Senior
                                         Vice President prior to joining Cabot
                                         Partners Limited Partnership in 1992.
                                         Mr. Reilly is a graduate of Harvard
                                         College. He is a member of the National
                                         Association of Industrial and Office
                                         Parks where he serves on the Board of
                                         Directors of the Massachusetts Chapter
                                         and is a member of the National
                                         Industrial Education Committee.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to Cabot Trust's Proxy Statement under the heading captioned "Executive Compensation".

Item 12. Principal and Management Shareholders

The information required by this Item is incorporated by reference to Cabot Trust's Proxy Statement under the heading "Principal and Management Shareholders".

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to Cabot Trust's Proxy Statement under the heading "Certain Transactions".

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

                            CABOT INDUSTRIAL PROPERTIES, L.P.

                                   Registrant
                            By CABOT INDUSTRIAL TRUST
                                   Its general partner


                            By     /s/ Robert E. Patterson
                                   -------------------------------
                            Title: President
                                   --------------------------------

                            Date: March 21, 2001

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

                                                      Title                                  Date
                                                      -----                                  ----


/s/ Ferdinand Colloredo-Mansfeld             Chairman of the Board and                  March 21, 2001
--------------------------------             Chief Executive Officer
Ferdinand Colloredo-Mansfeld


/s/ Robert E. Patterson                      President and Trustee                      March 21, 2001
--------------------------------
Robert E. Patterson


/s/ Franz Colloredo-Mansfeld                 Senior Vice President and                  March 21, 2001
--------------------------------             Chief Financial Officer
Franz Colloredo-Mansfeld


/s/ Neil E. Waisnor                          Senior Vice President - Finance,           March 21, 2001
--------------------------------             Treasurer and Secretary
Neil E. Waisnor                              Chief Accounting Officer


/s/ George M. Lovejoy, Jr.                   Trustee                                    March 21, 2001
--------------------------------
George M. Lovejoy, Jr.


/s/ Christopher C. Milliken                  Trustee                                    March 21, 2001
--------------------------------
Christopher C. Milliken


/s/ Maurice Segall                           Trustee                                    March 21, 2001
--------------------------------
Maurice Segall


/s/ W. Nicholas Thorndike                    Trustee                                    March 21, 2001
--------------------------------
W. Nicholas Thorndike


/s/ Ronald L. Skates                         Trustee                                    March 21, 2001
--------------------------------
Ronald L. Skates

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                           Included in Item 8 hereof.

                                INDEX TO EXHIBITS

Exhibit
Number              Document Description
------              --------------------

3.1 Amended and Restated Cabot Trust Declaration of Trust, dated January 26, 1998. Incorporated by reference to Exhibit 3.1 to Cabot Trust's Form S-11 Registration Statement (File No. 333-38383; the "Form S-11").

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

4.5 First Amendment to Second Amended and Restated Agreement of Limited Partnership of Cabot Industrial Properties, L.P., dated April 29, 1999. Incorporated by reference to Exhibit
                    4.5 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

4.6 Articles Supplementary, 1,300,000 Shares of 8.625% Series B Cumulative Redeemable Preferred Shares, dated April 29, 1999. Incorporated by reference to Exhibit 4.6 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

4.7 Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Cabot Industrial Properties, L.P., dated September 3, 1999. Incorporated by reference to
                    Exhibit 4.7 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

4.8 Articles Supplementary, 2,600,000 Shares of 8.625% Series C Cumulative Redeemable Preferred Shares, dated September 3, 1999. Incorporated by reference to Exhibit 4.8 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

4.9 Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Cabot Industrial Properties, L.P., dated September 27, 1999. Incorporated by reference to
                    Exhibit 4.9 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

4.10 Articles Supplementary, 200,000 Shares of 8.375% Series D Cumulative Redeemable Preferred Shares, dated September 27, 1999. Incorporated by reference to Exhibit 4.10 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

4.11 Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Cabot Industrial Properties, L.P., dated December 9, 1999. Incorporated by reference to Exhibit
                    4.11 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

4.12 Articles Supplementary, 200,000 Shares of 8.375% Series E Cumulative Redeemable Preferred Shares, dated December 9, 1999. Incorporated by reference to Exhibit 4.12 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

4.13 Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Cabot Industrial Properties, L.P., dated December 22, 1999. Incorporated by reference to
                    Exhibit 4.13 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

4.14 Articles Supplementary, 1,800,000 Shares of 8.5% Series F Cumulative Redeemable Preferred Shares, dated December 22, 1999. Incorporated by reference to Exhibit 4.14 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

4.15 Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Cabot Industrial Properties, L.P., dated March 23, 2000. Incorporated by reference to Exhibit
                    4.15 to Cabot Trust's S-3 Registration Statement (File No. 333-51298) filed on December 5, 2000.

4.16 Articles Supplementary, 600,000 Shares of 8.875% Series G Cumulative Redeemable Preferred Shares, dated March 23, 2000. Incorporated by reference to Exhibit 4.16 to Cabot Trust's S-3 Registration Statement (File No. 333-51298) filed on December 5, 2000.

4.17 Seventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Cabot Industrial Properties, L.P., dated May 25, 2000. Incorporated by reference to Exhibit
                    4.17 to Cabot Trust's S-3 Registration Statement (File No. 333-51298) filed on December 5, 2000.

4.18 Articles Supplementary, 1,400,000 Shares of 8.95% Series H Cumulative Redeemable Preferred Shares, dated May 25, 2000. Incorporated by reference to Exhibit 4.18 to Cabot Trust's S-3 Registration Statement (File No. 333-51298) filed on December 5, 2000.

4.19 Supplemental Indenture No. 1 dated as May 4, 1999 by and among Cabot Industrial Properties, L.P. and The Bank of New York.

4.20 Supplemental Indenture No. 2 dated as September 7, 2000 by and among Cabot Industrial Properties, L.P. and The Bank of New York. Incorporated by reference to Exhibit 99.2 to the Form 8-K dated September 7, 2000 filed by Cabot Industrial Properties, L.P.

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

10.5 Cabot Trust Long-Term Incentive Plan (as Amended and Restated Effective as of January 26, 1998). Incorporated by reference to Cabot Trust's Annual Report on Form 10-K for the year-ended December 31, 1999.

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

10.11               Amended Employment Agreement between Cabot L.P. and Neil E.
                    Waisnor. Incorporated by reference to Exhibit 10.11 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

10.12               Amended Employment Agreement between Cabot L.P. and Eugene
                    F. Reilly. Incorporated by reference to Exhibit 10.12 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

10.13 Revolving Credit Agreement between Cabot L.P. and Morgan Guaranty Trust Company of New York, dated as of October 24, 2000. Incorporated by reference to Exhibit 10.6 to Cabot Trust's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2000.

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

10.15 Cabot Trust 1999 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.15 to Cabot Trust's Annual Report on 10-K for the year ended December 31, 1999.

10.16 Guaranty Payment between Cabot Trust and Morgan Guaranty Trust Company of New York, dated as of October 24, 2000. Incorporated by reference to Exhibit 10.17 to Cabot Trust's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2000.

10.17               Cabot Industrial Trust Severance Pay Plan.

10.18 Warrant Purchase Agreement by and between Cabot Industrial Trust and Industrial Ventures, L.P., dated September 5, 2000.

23.1                Consent of Arthur Andersen LLP.

                              REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the fourth quarter of 2000.