Form 10-Q
period 2001-03-31
CABOT INDUSTRIAL PROPERTIES LP
filed 2001-05-15
CIK 1078003

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the Quarter Ended:  March 31, 2001     Commission File Number:  1-14979
                        --------------                              -------



                       CABOT INDUSTRIAL PROPERTIES, L.P.
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                  04-3397874
-------------------------------         ---------------------------------------
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

                       YES    X            NO
                           --------            --------

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: As of May 10, 2001, 43,669,083 Limited Partnership Units; 1,300,000 Series B Cumulative Redeemable Perpetual Preferred Units, $50 Liquidation value; 2,600,000 Series C Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation value; 200,000 Series D Cumulative Redeemable Perpetual Preferred Units, $50 Liquidation value; 200,000 Series E Cumulative Redeemable Perpetual Preferred Units, $50 Liquidation value; 1,800,000 Series F Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation value; 600,000 Series G Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation value; and 1,400,000 Series H Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation value.

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the 2000 Form 10-K of the registrant ("Cabot L.P."). These consolidated condensed statements have been prepared in accordance with the instructions of the Securities and Exchange Commission for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of Cabot L.P.'s management, all material adjustments (consisting solely of items of a normal, recurring nature) considered necessary for a fair presentation of results of operations for the interim period have been included. The results of consolidated operations for the period from January 1, 2001 through March 31, 2001 are not necessarily indicative of the results that may be expected for the period from January 1, 2001 through December 31, 2001.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                     CONSOLIDATED CONDENSED BALANCE SHEET
                  As of March 31, 2001 and December 31, 2000
                                (in thousands)

                                                         March 31, 2001    December 31, 2000
                                                         --------------    -----------------
                                                          (unaudited)
ASSETS:

INVESTMENT IN REAL ESTATE:
Rental Properties                                           $1,656,697          $1,653,777
Less:  Accumulated Depreciation                                (81,256)            (73,857)
                                                            ----------          ----------
  Net Rental Properties                                      1,575,441           1,579,920
Properties under Development                                    61,882              64,296
                                                            ----------          ----------
                                                            $1,637,323          $1,644,216
                                                            ----------          ----------

OTHER ASSETS:
Cash and Cash Equivalents                                   $    6,285          $    3,003
Rents and Other Receivables, net of allowance for
 uncollectible accounts of $1,136 and $982 at
 March 31, 2001 and December 31, 2000, respectively              4,619               3,432
Deferred Rent Receivable                                        12,641              11,573
Deferred Lease Acquisition Costs, net                           38,620              34,288
Deferred Financing Costs, net                                    5,196               5,460
Investment in and Advances to Related Party                      1,945                 750
Investment in and Notes Receivable from Joint Ventures          18,043              12,518
Assets Held for Sale                                            26,266              35,882
Other Assets                                                    31,631              16,837
                                                            ----------          ----------

TOTAL ASSETS                                                $1,782,569          $1,767,959
                                                            ==========          ==========


LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES:
Mortgage Debt                                               $  245,279          $  246,379
Unsecured Debt                                                 255,000             255,000
Line of Credit Borrowings                                      162,000             149,000
Accounts Payable                                                 1,735               1,160
Accrued Real Estate Taxes                                       11,537              11,385
Distributions Payable                                           19,119              16,069
Tenant Security Deposits and Prepaid Rents                      10,380              11,395
Other Liabilities                                               23,160              22,666
                                                            ----------          ----------
                                                            $  728,210          $  713,054
                                                            ----------          ----------

PARTNERS' EQUITY:
General Partner's Equity                                    $  761,138          $  759,780
Limited Partners' Equity                                        56,352              56,920
Preferred Unitholders' Equity                                  238,205             238,205
Accumulated Other Comprehensive Income                          (1,336)                --
                                                            ----------          ----------

TOTAL PARTNERS' EQUITY                                      $1,054,359          $1,054,905
                                                            ----------          ----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                      $1,782,569          $1,767,959
                                                            ==========          ==========

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
         For the Three Months ended March 31, 2001 and March 31, 2000
                (unaudited, in thousands, except per unit data)


                                        Three Months Ended    Three Months Ended
                                          March 31, 2001        March 31, 2000
                                        ------------------    ------------------
REVENUES:
Rental Income                                 $47,764                   $42,749
Tenant Reimbursements                           8,658                     7,059
                                              -------                   -------
    Total Revenues                            $56,422                   $49,808
                                              -------                   -------
EXPENSES:
Property Operating                            $ 5,324                   $ 4,546
Property Taxes                                  6,503                     5,898
Depreciation and Amortization                  10,085                     9,803
Interest                                       11,708                     9,450
General and Administrative                      2,685                     2,501
                                              -------                   -------
    Total Expenses                            $36,305                   $32,198
                                              -------                   -------
OTHER INCOME:
Interest and Other Income                     $   341                   $   294
Earnings and Fees from Joint Ventures
 and Advisory Clients                             821                       --
Net Gain on Sale of Real Estate                   949                       --
                                              -------                   -------
                                              $ 2,111                   $   294
                                              -------                   -------


Net Income                                    $22,228                   $17,904

Net Income Allocable to Preferred Units        (5,294)                   (4,211)
                                              -------                   -------

Net Income Allocable to Partnership Units     $16,934                   $13,693
                                              =======                   =======

Earnings per Partnership Unit:
  Basic                                       $  0.39                   $  0.31
                                              =======                   =======
  Diluted                                     $  0.39                   $  0.31
                                              =======                   =======

Weighted Average Partnership Units:
  Basic                                        43,669                    43,668
                                              =======                   =======
  Diluted                                      43,772                    43,699
                                              =======                   =======

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
         For the Three Months ended March 31, 2001 and March 31, 2000
                           (unaudited, in thousands)

                                                                       Three Months Ended   Three Months Ended
                                                                         March 31, 2001       March 31, 2000
                                                                       ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                  $ 22,228           $ 17,904
  Adjustments to Reconcile Net Income to Cash Provided by
    Operating Activities:
       Depreciation and Amortization                                            10,085              9,803
       Net Gain on Sale of Real Estate                                            (949)               --
       Straight Line Rent                                                       (1,128)            (1,360)
       Cabot L.P.'s Share of Net Income from Cabot Advisors and
         Joint Ventures                                                           (122)               (60)
       Amortization of Deferred Financing Costs                                    482                312
       Increase in Rents and Other Receivables                                  (1,187)              (796)
       Increase in Accounts Payable                                                398              1,169
       Increase in Other Assets                                                   (538)            (2,228)
       Increase in Accrued Real Estate Taxes                                       152                232
       Increase (Decrease) in Other Liabilities                                   (472)             2,272
                                                                              --------           --------
             Net Cash Provided by Operating Activities                          28,949             27,248
                                                                              --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and Lease Acquisition Costs                                         (17,932)           (72,953)
  Notes Receivable from Joint Ventures                                          (3,081)               --
  Investment in Joint Ventures                                                  (2,262)               --
  Decrease (Increase) in Other Assets                                            5,662             (1,026)
  Advances to Cabot Advisors, net                                               (1,340)              (194)
                                                                              --------           --------
             Net Cash Used in Investing Activities                             (18,953)           (74,173)
                                                                              --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of Credit Borrowings, net                                                13,000             44,000
  Distributions Paid to Partnership Unitholders                                (15,502)           (14,847)
  Distributions Paid to Preferred Unitholders                                   (2,900)            (4,221)
  Proceeds from Issuances of Preferred Units, net                                  --              13,661
  Debt Principal Repayments                                                     (1,100)            (1,001)
  Increase in Deferred Financing Costs                                            (197)              (105)
  Other                                                                            (15)               (78)
                                                                              --------           --------
             Net Cash (Used in) Provided by Financing Activities                (6,714)            37,409
                                                                              --------           --------
Net Increase (Decrease) in Cash and Cash Equivalents                             3,282             (9,516)
                                                                              --------           --------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                  3,003             22,007
                                                                              --------           --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $  6,285           $ 12,491
                                                                              ========           ========
Cash paid for interest, net of amounts capitalized                            $  8,908           $  5,491
                                                                              ========           ========

                       CABOT INDUSTRIAL PROPERTIES, L.P.

         For the Three Months ended March 31, 2001 and March 31, 2000
                           (unaudited, in thousands)


DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:


In conjunction with real estate acquisitions, Cabot L.P. assumed $6,085 of indebtedness during the three months ended March 31, 2000.

At March 31, 2001, accrued capital expenditures (including amounts included in accounts payable) totaled $7,907 and accrued offering costs totaled $799.
At March 31, 2000, accrued capital expenditures (including amounts included in accounts payable) totaled $9,736, accrued offering costs totaled $815 and accrued financing costs totaled $24.


The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001


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

Cabot Trust is a fully integrated, internally-managed real estate company formed to continue and expand the national real estate business of Cabot Partners Limited Partnership (Cabot Partners). Cabot Trust qualifies as a real estate investment trust (a REIT) for federal income tax purposes.

As of March 31, 2001, Cabot L.P. owned 360 industrial properties located in
21 markets throughout the United States, containing approximately 41 million rentable square feet. These properties were approximately 96.4% leased to 719 tenants at March 31, 2001. Cabot L.P. and its affiliates also own
20% interests in and provide acquisition, development, asset and property management services to joint ventures (the Joint Ventures) with three institutional partners, each of which invests in industrial multi-tenant and workspace properties or develops bulk distribution properties. Cabot L.P.'s investment in Joint Ventures is included in Investment in and Notes Receivable from Joint Ventures on the accompanying consolidated condensed balance sheet. Income earned from the Joint Ventures is accounted for under the equity method of accounting and is included in Earnings and Fees from Joint Ventures and Advisory Clients in the accompanying consolidated condensed statement of operations.

2. Significant Accounting Policies: Derivative Financial Instruments

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                                March 31, 2001


Accounting Changes: Standards Implemented and Transition Adjustment

On January 1, 2001, Cabot L.P. adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133". SFAS No. 133, as amended, requires companies to carry all derivative instruments, including certain embedded derivatives, in the statement of financial condition at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. Cabot L.P. uses only qualifying hedges that are designated specifically to reduce exposure to interest rate risk by hedging the expected future cash payments on certain liabilities. This is typically accomplished using an interest rate cap, collar or swap agreement. For financial reporting purposes these transactions qualify as cash flow hedges and the gain or loss on the effective portion of the interest rate hedge is recorded as a component of equity, which becomes reclassified into earnings along with payments on the hedged liability. The effectiveness of the hedging relationship will be assessed each reporting period, and any ineffectiveness measured, if applicable, will be included in earnings.

As of January 1, 2001, Cabot L.P. recorded a net transition adjustment of $287,000 in accumulated other comprehensive income (equity). Adoption of the standard also results in the recognition of $287,000 of derivative instrument liabilities. In general, the amount of volatility will vary with the level of derivative activities during any period.

The following table summarizes, at March 31, 2001, the notional value, carrying value and fair value of Cabot L.P.'s derivative financial instruments. The notional

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                                March 31, 2001


value at March 31, 2001 provides an indication of the extent of Cabot L.P.'s involvement in these instruments at the time, but does not represent exposure to credit, interest rate or market risks.


                                            Fixed
                       Notional Value    Interest Rate    Maturity    Fair Value
                       --------------    -------------    --------    ----------
Interest Rate Swap      $25,000,000          5.891%          2003     $(664,000)
Interest Rate Swap       25,000,000          5.905%          2003      (672,000)

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

Comprehensive Income

Comprehensive income combines net income and "other comprehensive items" that represent certain amounts that are reported as components of partners' equity in the accompanying consolidated condensed balance sheet, including unrealized gains and losses on derivative instruments.

At March 31, 2001, the derivative instruments were reported at fair value under Other Liabilities of $1,336,000. The offsetting adjustments are represented as unrealized losses in Accumulated Other Comprehensive Income.

3.    Debt Activity

On October 24, 2000, Cabot L.P. obtained a new $325 million unsecured line of credit facility (the Acquisition Facility) replacing its previous $325 million credit facility that was to mature in March 2001. The new credit facility matures in October 2003, has a one-year extension option and a $50 million expansion option. The new credit facility also includes certain financial and nonfinancial covenants. Cabot Trust is a guarantor of the facility. The interest rate on the Acquisition Facility for the three months ended March 31, 2001 and 2000 was LIBOR plus 100 basis points (which includes a 20 basis point facility fee in 2001). As of May 10, 2001, the rate on the borrowings at Cabot Trust's current credit rating is LIBOR plus 100 basis points. At March 31, 2001 and 2000, the interest rate on outstanding

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                                March 31, 2001


borrowings was 6.00% and 7.11%, respectively. The Acquisition Facility is used to acquire and develop properties and for working capital purposes.

Cabot L.P. assumed certain loans in connection with its formation, entered into loan agreements during 1999 and 2000, and assumed certain loans in connection with several real estate acquisitions, all secured by certain existing real estate assets (collectively, the Mortgage Loans). At March 31, 2001, the Mortgage Loans totaled $245.3 million, have coupon interest rates ranging from 7.25% - 9.67% and are secured by properties with a net book value of $394.3 million. Certain of the debt assumed in connection with the acquisition of properties bears a coupon interest rate that differed from the fair market value interest rate at the date of acquisition. In accordance with generally accepted accounting principles, such debt was recorded at fair market value and interest expense was recorded in the accompanying consolidated condensed statement of operations based on the fair market interest rate at the date of acquisition.

4. Earnings Per Unit

In accordance with SFAS No. 128, "Earnings Per Share", basic earnings per partnership unit have been computed by dividing net income allocable to partnership unitholders by the weighted average number of partnership units outstanding during each of the periods ended March 31, 2001 and 2000.

Diluted earnings per unit have been computed considering the potentially dilutive effect of the exercise of Unit options and warrants granted by Cabot L.P. and Cabot Trust. Basic and diluted earnings per unit were calculated as follows:

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                                March 31, 2001


                                     Three Months Ended   Three Months Ended
                                        March 31, 2001     March 31, 2000
                                        --------------     --------------
Basic:
Net Income Allocable to Partnership
 Unitholders                            $  16,934,000      $  13,693,000
                                        -------------      -------------

Weighted Average Partnership Units         43,669,000         43,668,000
                                        -------------      -------------
Basic Earnings per Partnership Unit     $        0.39      $        0.31
                                        =============      =============

Diluted:
Net Income Allocable to Partnership
 Unitholders                            $  16,934,000      $  13,693,000
                                        -------------      -------------

Weighted Average Partnership Units         43,669,000         43,668,000
Effect of Unit Options                        103,000             31,000
                                        -------------      -------------
Weighted Average Partnership Units,
 as adjusted                               43,772,000         43,699,000
                                        -------------      -------------
Diluted Earnings per Partnership Unit   $        0.39      $        0.31
                                        =============      =============

Approximately 4 million options which have been granted are excluded from the above calculations of diluted earnings per unit for both the three months ended March 31, 2001 and 2000, since the impact of consideration of these options was anti-dilutive. In addition, 750,000 warrants granted in connection with the establishment of a joint venture were excluded from the above calculation for the three months ended March 31, 2001 since the impact of consideration of these warrants was anti-dilutive.


5.  Joint Venture Activity

Cabot L.P. and its affiliates have entered into joint venture agreements (collectively, the Joint Ventures) with three institutional partners targeted towards investment in industrial multi-tenant and workspace properties and development of bulk distribution properties. Cabot L.P. and its affiliates entered into a joint venture agreement with J.P. Morgan Partners (formerly Chase Capital Partners) on April 12, 2000. Cabot L.P. subsequently entered into joint venture agreements with GE Capital Real Estate (GE) on September 5, 2000 and Teachers Insurance and Annuity Association - College Retirement Fund (TIAA-
CREF)on November 16, 2000. In connection with the formation of the joint venture with GE, Cabot Trust issued stock warrants to purchase 750,000 Common Shares to GE at an exercise price of $27.00 per share for a term of five years which had an estimated fair value of approximately $550,000 at the time of issuance. As of March 31, 2001, the investors have committed approximately $192 million in equity to the Joint Ventures of which 20% has or will be funded by Cabot L.P. or its affiliates. As of March 31, 2001, the Joint Ventures acquired 19 industrial properties costing approximately $86 million and comprising approximately 1.3 million square feet, and stabilized two other properties that were under development, totaling approximately 640,000 square feet.

Cabot L.P. earned, in the aggregate, approximately $521,000 in acquisition, development and asset management fees from the Joint Ventures during the three months ended March 31, 2001. In addition, Cabot L.P. earned income of approximately $85,000 from the Joint Ventures, which are accounted for under the equity method of accounting. These amounts are included in Earnings and Fees from Joint Ventures and Advisory Clients in the accompanying consolidated condensed statement of operations.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                                March 31, 2001


As of March 31, 2001, Cabot L.P. and its affiliates provided financing to the Joint Ventures in the form of notes receivable totaling $6,360,000. These notes are expected to be repaid from the proceeds of the Joint Ventures' third party financing. During the three months ended March 31, 2001, Cabot L.P. and its affiliates earned $129,000 of interest income from these notes receivable.


6.  Subsequent Events

On April 11, 2001, Cabot L.P. sold two buildings located in California containing approximately 209,000 square feet for a sales price of $9 million. This sale is expected to result in a net gain of approximately $1 million. Proceeds from the sale of this property are anticipated to be used to acquire additional real estate assets.

On April 30, 2001, Cabot L.P. acquired four buildings located in Texas containing approximately 307,000 square feet for a purchase price of approximately $20.2 million. This purchase was financed through reinvestment of sale proceeds from a property sold during the quarter ended March 31, 2001.

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

Introduction

Cabot L.P. is an internally managed, fully integrated real estate company, focused on serving a variety of industrial space users in the country's principal commercial markets. Cabot L.P. owns and operates a diversified portfolio of bulk distribution, multi-tenant distribution and "workspace" (light industrial, R&D and similar facilities) properties throughout the United States. As of March 31, 2001, Cabot L.P. owned 360 industrial properties. Cabot L.P. also owns 20% equity interests in and provides acquisition, development, asset and property management services to three joint ventures (the Joint Ventures), which invest in and develop industrial properties.

Results of Operations

Quarter Ended March 31, 2001 compared with Quarter Ended March 31, 2000

Net income allocable to partnership unitholders for the quarter ended March 31, 2001 totaled $16.9 million or $.39 per unit, compared with $13.7 million or $.31 per unit for the quarter ended March 31, 2000. The 2001 results include a gain on sale of real estate of $949,000, but there were no significant gains or losses on sales during the quarter ended March 31, 2000. After consideration of the impact of the gain on sale of property in 2001, the increase in net income in 2001 of approximately $2.3 million is primarily due to increased income related to acquisitions, additional income generated by the company's properties (including a significant increase in termination payments - see below for further discussion) and fees from and income generated by the Joint Ventures offset by increased depreciation and amortization, interest expense, and increased income allocable to Preferred Units.

Rental revenues were $56.4 million, including tenant reimbursements of $8.7 million, for the quarter ended March 31, 2001, compared with $49.8 million, including tenant reimbursements of $7.1 million, for the quarter ended March 31, 2000. Total rental revenue of $48.0 million and $46.6 million was generated in 2001 and 2000, respectively, by the properties owned as of January 1, 2000, and still owned as of March 31, 2001, excluding properties held for sale, (the Baseline Properties), and total rental revenue of $7.2 million and $1.3 million in 2001 and 2000, respectively, was generated by the properties acquired or developed subsequent to January 1, 2000. The remainder of total rental revenue relates to properties held for sale and properties sold in 2000 and 2001. The growth in rental revenue for Baseline Properties is primarily attributable to rental increases for new leases, extensions and renewals and an increase of approximately $1.2 million in termination payments, due primarily to a significant termination payment earned in the quarter ended March 31, 2001.

The operating margin (the ratio of total revenues minus property operating and property tax expenses to total revenues) remained unchanged at 79% for the quarters ended March 31, 2001 and 2000.

Depreciation and amortization related to real estate assets totaled $10.1 million and $9.8 million for the quarters ended March 31, 2001 and 2000, respectively. The increase is primarily due to the acquisition of approximately $152.2 million of real estate assets and $46.4 million of development properties placed in service in 2000 offset by decreased depreciation related to properties sold and Assets Held for Sale.

Interest expense of $11.7 million for the quarter ended March 31, 2001 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, an additional $55.0 million of unsecured debt issued in September 2000, borrowings under Cabot L.P.'s Acquisition Facility and an average of $245.8 million of secured debt, net of $919,000 of interest capitalized to development projects. Interest expense of $9.5 million for the quarter ended March 31, 2000 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, borrowings under Cabot L.P.'s Acquisition Facility and an average of $167.2 million of secured debt, net of $942,000 of interest capitalized to development projects.

General and administrative expense increased by $184,000, to $2.7 million for the quarter ended March 31, 2001. The increase is primarily due to an increase in personnel to manage the acquisition, development, asset management and financing activity caused by the increase in the number of Cabot L.P.'s properties from 337 to 360 at the end of each period. As a percentage of rental revenues, general and administrative expense decreased to 4.8% at March 31, 2001 from 5.0% at March 31, 2000.

Interest and other income, which consists primarily of interest earned on Cabot L.P.'s invested cash balances and advances to the Joint Ventures, as well as earnings of Cabot Advisors, increased to $341,000 from $294,000 for the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000. The increase is primarily due to interest income from financing provided by Cabot L.P. to the Joint Ventures.

Earnings and Fees from Joint Ventures and Advisory Clients consists of acquisition, development and asset management fees of $736,000 earned from Joint Venture arrangements as well as from third party clients for which Cabot L.P. performs services, and earnings from Joint Ventures accounted for under the equity method of $85,000 for the quarter ended March 31, 2001. No such amounts were earned during the three months ended March 31, 2000.

During the quarter ended March 31, 2001, Cabot L.P. sold three buildings for $20.5 million, which resulted in a Gain on Sale of Real Estate of $949,000. There were no significant sales during the quarter ended March 31, 2000.

Dividends accruable to Preferred Unitholders totaled $5.3 million and $4.2 million for the quarters ended March 31, 2001 and March 31, 2000, respectively. The increase in Net Income Allocable to Preferred Units is due to the issuance of additional Cumulative Redeemable Perpetual Preferred Equity.

Capital Resources and Liquidity

Cabot L.P. intends to rely on cash provided by operations, unsecured and secured borrowings from institutional sources and public debt as its primary sources of funding for acquisition, development, joint venture investment and expansion and renovation of properties. Cabot L.P. may also consider equity financing when such financing is available on attractive terms. Cabot L.P. also expects acquisitions to be funded from reinvestment of proceeds from sales of property via tax free exchanges under Section 1031 of the Internal Revenue Code.

On September 7, 2000, Cabot L.P. established a Medium Term Note program eligible to issue up to $200 million of notes payable. On September 12, 2000, Cabot L.P. issued $40 million of notes payable with a coupon interest rate of 8.5% due September 15, 2010. On September 18, 2000, Cabot L.P. issued an additional
$15 million of notes payable with an 8.2% coupon interest rate, due
September 15, 2005.

As of March 31, 2001, Cabot L.P. had issued an aggregate of $245 million of Cumulative Redeemable Perpetual Preferred Units in seven separate transactions in 1999 and 2000. The net proceeds from these transactions were $238.2 million, which were used to pay down outstanding balances under the Acquisition Facility. These Cumulative Redeemable Perpetual Preferred Units are callable by Cabot L.P. at par on or after the fifth anniversary of their respective issuance dates.

On October 24, 2000, Cabot L.P. obtained a new $325 million unsecured line of credit facility replacing its previous $325 million credit facility that was to mature in March 2001. The new credit facility matures in October 2003 and has a one-year extension option and a $50 million expansion option. The new credit facility also has certain financial and nonfinancial covenants. Cabot Trust is a guarantor of the facility. The rate on the borrowings at Cabot Trust's current credit rating is LIBOR plus 100 basis points. The Acquisition Facility is used to fund property acquisitions, development activities, building expansions, tenant leasing costs and for other general corporate purposes. Cabot L.P. believes cash flow from operations not distributed to Unitholders will be sufficient to cover tenant allowances and costs associated with renewal or replacement of current tenants as their leases expire and recurring non-incremental revenue generating capital expenditures.

As of March 31, 2001, Cabot L.P. had $245.3 million of fixed rate debt secured by properties, $162.0 million of unsecured borrowings under its Acquisition Facility, $255.0 million of unsecured debt and a 38.1% debt-to-total market capitalization ratio. The debt-to-total market capitalization ratio is calculated based on Cabot L.P.'s total consolidated debt as a percentage of the sum of the market value of its outstanding Partnership Units, the liquidation value of Perpetual Preferred Units and total debt at March 31, 2001.

Cabot L.P. and its affiliates have entered into joint venture agreements (collectively, the Joint Ventures) with three institutional partners targeted towards investment in industrial multi-tenant and workspace properties and development of bulk distribution properties. Cabot L.P. and its affiliates entered into joint ventures with J.P. Morgan Partners (formerly Chase Capital Partners) on April 12, 2000. Cabot L.P. subsequently entered into joint venture agreements with GE Capital Real Estate (GE) on September 5, 2000 and Teachers Insurance and Annuity Association - College Retirement Fund (TIAA-CREF) on November 16, 2000. Stock warrants with an estimated value of approximately $550,000 were issued to GE in connection with the formation of the Joint Ventures. As of March 31, 2001, the investors have committed approximately $192 million in equity to the ventures of which 20% has or will be funded by Cabot L.P. As of March 31, 2001, these ventures have purchased 19 properties for approximately $86 million, containing approximately 1.3 million square feet and stabilized two other properties that were under development totaling approximately 640,000 square feet.

On April 11, 2001, Cabot L.P. sold two buildings, located in California containing approximately 209,000 square feet, for a sales price of $9 million. This sale is expected to result in a net gain of approximately $1 million. Proceeds from the sale of this property are anticipated to be used to acquire additional real estate assets. Cabot L.P. has also entered into agreements to sell additional buildings, which are included in Assets Held for Sale on Cabot L.P.'s consolidated condensed balance sheet as of March 31, 2001. Because sales are subject to a number of conditions that must be met prior to closing, it is uncertain as to whether these sales will actually be consummated.

Cash and cash equivalents totaled $6.3 million at March 31, 2001. Cash provided by operating activities for the three months ended March 31, 2001, was $28.9 million.


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

The ratio of earnings to fixed charges was 1.89x for the three months ended March 31, 2001 compared to 1.87x for the three months ended March 31, 2000. The increase is primarily due to increased income related to acquisitions, additional income generated by the company's properties, fees and income generated by the Joint Ventures and the gain on the sale of property, offset by an increase in income allocable to Preferred Units and an increase in interest expense and depreciation and amortization as discussed in the "Results of Operations" above.

ITEM 3.  QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Cabot L.P.'s exposure to market risk has not changed materially from its exposure at December 31, 2000.

                          PART II. OTHER INFORMATION


Item 1.    Legal Proceedings
                   Not Applicable

Item 2.    Changes in Securities and Use of Proceeds
                   Not Applicable

Item 3.    Defauts Upon Senior Securities
                   Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders.
                   Not Applicable

Item 5.   Other Information
                   Not Applicable

Item 6.    Exhibts and Reports on Form 8-K
                   None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 14th day of May 2001.


                                      CABOT INDUSTRIAL PROPERTIES, L.P.
                                      ---------------------------------
                                      Registrant

                                      By CABOT INDUSTRIAL TRUST
                                      Its general partner


       5/14/01                        /s/ Neil E. Waisnor
----------------------                -------------------
        Date                          Neil E. Waisnor
                                      Senior Vice President-Finance,
                                      Treasurer, Secretary


       5/14/01                        /s/ Robert E. Patterson
----------------------                -----------------------
        Date                          Robert E. Patterson
                                      President