Form 10-Q
period 2001-06-30
CABOT INDUSTRIAL PROPERTIES LP
filed 2001-08-14
CIK 1078003

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the Quarter Ended: June 30, 2001      Commission File Number: 1-14979
                       -------------                              -------



                       CABOT INDUSTRIAL PROPERTIES, L.P.
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                              04-3397874
-------------------------------         --------------------------------------
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

                       YES      X             NO
                           --------               ---------

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: As of August 10, 2001, 43,669,083 Limited Partnership Units; 1,300,000 Series B Cumulative Redeemable Perpetual Preferred Units, $50 Liquidation value; 2,600,000 Series C Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation value; 200,000 Series D Cumulative Redeemable Perpetual Preferred Units, $50 Liquidation value; 200,000 Series E Cumulative Redeemable Perpetual Preferred Units, $50 Liquidation value; 1,800,000 Series F Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation value; 600,000 Series G Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation value; and 1,400,000 Series H Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation value.

                         PART I.  FINANCIAL INFORMATION


ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS


The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the 2000 Form 10-K of the registrant Cabot Industrial Properties, L.P. These consolidated condensed statements have been prepared in accordance with the instructions of the Securities and Exchange Commission for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of Cabot Industrial Properties, L.P.'s management, all material adjustments (consisting solely of items of a normal, recurring nature) considered necessary for a fair presentation of results of operations for the interim period have been included. The results of consolidated operations for the period from January 1, 2001 through June 30, 2001 are not necessarily indicative of the results that may be expected for the period from January 1, 2001 through December 31, 2001.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                     CONSOLIDATED CONDENSED BALANCE SHEET
                   As of June 30, 2001 and December 31, 2000
                                (in thousands)


                                                                     June 30, 2001                         December 31, 2000
                                                                     -------------                         --------------------
                                                                      (unaudited)
ASSETS:

INVESTMENT IN REAL ESTATE:
Rental Properties                                                        $    1,688,305                           $  1,653,777
Less:  Accumulated Depreciation                                                 (89,203)                               (73,857)
                                                                      -----------------                     ------------------
     Net Rental Properties                                                    1,599,102                              1,579,920
Properties under Development                                                     62,774                                 64,296
                                                                      -----------------                     ------------------
                                                                         $    1,661,876                           $  1,644,216
                                                                      -----------------                     ------------------

OTHER ASSETS:
Cash and Cash Equivalents                                                $        3,612                           $      3,003
Rents and Other Receivables, net of allowance for
     uncollectible accounts of $1,078
     and $982 at June 30, 2001 and December 31, 2000,
     respectively                                                                 4,398                                  3,432
Deferred Rent Receivable                                                         13,787                                 11,573
Deferred Lease Acquisition Costs, net                                            41,149                                 34,288
Deferred Financing Costs, net                                                     5,638                                  5,460
Investment in and Advances to Related Party                                       1,440                                    750
Investment in and Notes Receivable from Joint Ventures                           21,823                                 12,518
Assets Held for Sale                                                              9,228                                 35,882
Other Assets                                                                     23,487                                 16,837
                                                                      -----------------                     ------------------

TOTAL ASSETS                                                             $    1,786,438                           $  1,767,959
                                                                      =================                     ==================


LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES:
Mortgage Debt                                                            $      242,113                           $    246,379
Unsecured Debt                                                                  255,000                                255,000
Line of Credit Borrowings                                                       171,000                                149,000
Accounts Payable                                                                  1,043                                  1,160
Accrued Real Estate Taxes                                                        11,864                                 11,385
Distributions Payable                                                            19,119                                 16,069
Tenant Security Deposits and Prepaid Rents                                        9,619                                 11,395
Other Liabilities                                                                21,539                                 22,666
                                                                      -----------------                     ------------------
                                                                         $      731,297                           $    713,054
                                                                      -----------------                     ------------------

PARTNERS' EQUITY:
Limited Partners' Equity                                                 $       55,081                           $     56,920
General Partner's Equity                                                        763,108                                759,780
Preferred Unitholders' Equity                                                   238,205                                238,205
Accumulated Other Comprehensive Income                                           (1,253)                                    --
                                                                      -----------------                     ------------------

TOTAL PARTNERS' EQUITY                                                   $    1,055,141                           $  1,054,905
                                                                      -----------------                     ------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                   $    1,786,438                           $  1,767,959
                                                                      =================                     ==================


             The accompanying notes are an integral part of these
            unaudited consolidated consdensed financial statements.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
          For the Three Months ended June 30, 2001 and June 30, 2000
                (unaudited, in thousands, except per unit data)



                                                                       Three Months Ended                Three Months Ended
                                                                          June 30, 2001                    June 30, 2000
                                                                -------------------------------     --------------------------
REVENUES:
Rental Income                                                           $        46,913                  $         44,994
Tenant Reimbursements                                                             9,042                             7,184
                                                                      -----------------                ------------------
                Total Revenues                                          $        55,955                  $         52,178
                                                                      -----------------                ------------------


EXPENSES:
Property Operating                                                      $         5,132                  $          4,705
Property Taxes                                                                    6,749                             6,022
Depreciation and Amortization                                                    10,703                            10,444
Interest                                                                         11,460                            10,560
General and Administrative                                                        2,537                             2,240
                                                                      -----------------                ------------------
                Total Expenses                                          $        36,581                  $         33,971
                                                                      -----------------                ------------------


OTHER INCOME:
Interest and Other Income                                               $           870                  $            471
Earnings and Fees from Joint Ventures and Advisory Clients                          440                               198
Net Gain on Sale of Real Estate                                                   1,465                                --
                                                                      -----------------                ------------------
                                                                        $         2,775                  $            669
                                                                      -----------------                ------------------


Net Income                                                              $        22,149                  $         18,876

Net Income Allocable to Preferred Unitholders                                    (5,294)                           (4,905)
                                                                      -----------------                ------------------


Net Income Allocable to Partnership Unitholders                         $        16,855                  $         13,971
                                                                      =================                ==================

Earnings per Partnership Unit:
    Basic                                                               $          0.39                  $           0.32
                                                                      =================                ==================
    Diluted                                                             $          0.39                  $           0.32
                                                                      =================                ==================

Weighted Average Partnership Units:
    Basic                                                                        43,669                            43,668
                                                                      =================                ==================
    Diluted                                                                      43,779                            43,714
                                                                      =================                ==================


             The accompanying notes are an integral part of these
            unaudited consolidated consdensed financial statements.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
          For the Six Months ended June 30, 2001 and June 30, 2000
                (unaudited, in thousands, except per unit data)





                                                                        Six Months Ended                Six Months Ended
                                                                          June 30, 2001                  June 30, 2000
                                                                ------------------------------     -----------------------

REVENUES:
Rental Income                                                            $       94,677                 $        87,743
Tenant Reimbursements                                                            17,700                          14,243
                                                                      -----------------               -----------------
                Total Revenues                                           $      112,377                 $       101,986
                                                                      -----------------               -----------------


EXPENSES:
Property Operating                                                       $       10,456                 $         9,251
Property Taxes                                                                   13,252                          11,920
Depreciation and Amortization                                                    20,788                          20,247
Interest                                                                         23,168                          20,010
General and Administrative                                                        5,222                           4,741
                                                                      -----------------               -----------------
                Total Expenses                                           $       72,886                 $        66,169
                                                                      -----------------               -----------------


OTHER INCOME:
Interest and Other Income                                                $        1,211                 $           765
Earnings and Fees from Joint Ventures and Advisory Clients                        1,261                             198
Net Gain on Sale of Real Estate                                                   2,414                              --
                                                                      -----------------               -----------------
                                                                         $        4,886                 $           963
                                                                      -----------------               -----------------


Net Income                                                               $       44,377                 $        36,780

Net Income Allocable to Preferred Unitholders                                   (10,588)                         (9,116)
                                                                      -----------------               -----------------


Net Income Allocable to Partnership Unitholders                          $       33,789                 $        27,664
                                                                      =================               =================

Earnings per Partnership Unit:
    Basic                                                                $         0.77                 $          0.63
                                                                      =================               =================
    Diluted                                                              $         0.77                 $          0.63
                                                                      =================               =================

Weighted Average Partnership Units:
    Basic                                                                        43,669                          43,668
                                                                      =================               =================
    Diluted                                                                      43,775                          43,713
                                                                      =================               =================


             The accompanying notes are an integral part of these
            unaudited consolidated consdensed financial statements.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
           For the Six Months ended June 30, 2001 and June 30, 2000
                           (unaudited, in thousands)



                                                                                              Six Months Ended    Six Months Ended
                                                                                                June 30, 2001       June 30, 2000
                                                                                              ----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                              $     44,377            $ 36,780
     Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
             Depreciation and Amortization                                                         20,788              20,247
             Net Gain on Sale of Real Estate                                                       (2,414)                 --
             Straight Line Rent                                                                    (2,266)             (2,638)
             Cabot L.P.'s Share of Net Income from Cabot Advisors and Joint                          (351)                (80)
               Ventures
             Amortization of Deferred Financing Costs                                                 950                 614
             (Increase) Decrease in Rents and Other Receivables                                      (966)                430
             Increase (Decrease) in Accounts Payable                                                  (52)                145
             (Increase) Decrease in Other Assets                                                      294              (3,410)
             Increase in Accrued Real Estate Taxes                                                    479               1,229
             Decrease in Other Liabilities                                                         (2,748)               (868)
                                                                                            -------------          ----------

                     Net Cash Provided by Operating Activities                                     58,091              52,449
                                                                                            -------------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and Lease Acquisition Costs                                                         (35,292)           (150,958)
     Notes Receivable from Joint Ventures                                                          (4,705)             (6,016)
     Investment in Joint Ventures                                                                  (4,418)               (946)
     Proceeds from Contribution of Real Estate to Joint Venture                                     5,076                  --
     Decrease (Increase) in Other Assets                                                            5,940              (1,299)
     Advances to Cabot Advisors, net                                                                 (871)                326
                                                                                            -------------          ----------

                     Net Cash Used in Investing Activities                                        (34,270)           (158,893)
                                                                                            -------------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Line of Credit Borrowings, net                                                                22,000              20,000
     Distributions Paid to Partnership Unitholders                                                (31,659)            (30,349)
     Distributions Paid to Preferred Unitholders                                                   (8,194)             (9,053)
     Debt Principal Repayments                                                                     (4,266)             (2,044)
     Increase in Deferred Financing Costs                                                          (1,076)               (681)
     Net Proceeds from Issuance of Units / Payment of Expenses of Issuance                             --                 (85)
     Proceeds From Issuance of Secured Debt                                                            --              61,900
     Proceeds from Issuances of Preferred Units, net                                                   --              47,767
     Other                                                                                            (17)                 --
                                                                                            -------------          ----------


                      Net Cash (Used in) Provided by Financing Activities                         (23,212)             87,455
                                                                                            -------------          ----------

Net Increase (Decrease) in Cash and Cash Equivalents                                                  609             (18,989)
                                                                                            -------------          ----------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                     3,003              22,007
                                                                                            -------------          ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                    $      3,612            $  3,018
                                                                                            =============          ==========

Cash paid for interest, net of amounts capitalized                                           $     22,338            $ 20,290
                                                                                            =============          ==========

                      CABOT INDUSTRIAL PROPERTIES, L.P.

           For the Six Months Ended June 30, 2001 and June 30, 2000
                          (unaudited, in thousands)

DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:


In conjunction with real estate acquisitions, Cabot L.P. assumed $11,156 of indebtedness during the six months ended June 30, 2000.

At June 30, 2001, accrued capital expenditures (including amounts included in accounts payable) totaled $7,749 and accrued offering costs totaled $796 and accrued financing costs totaled $47.

At June 30, 2000, accrued capital expenditures (including amounts included in accounts payable) totaled $8,304, accrued offering costs totaled $945 and accrued financing costs totaled $24.


        The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001


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

Cabot Trust is a fully integrated, internally managed real estate company formed to continue and expand the national real estate business of Cabot Partners Limited Partnership (Cabot Partners). Cabot Trust qualifies as a real estate investment trust (a REIT) for federal income tax purposes.

As of June 30, 2001, Cabot L.P. owned 363 industrial properties located in 21 markets throughout the United States, containing approximately 41 million rentable square feet. These properties were approximately 95.9% leased to 724 tenants at June 30, 2001. Cabot L.P. and its affiliates also own 20% interests in and provide acquisition, development, asset and property management services to joint ventures (the Joint Ventures) with three institutional partners, each of which invests in industrial multi-tenant and workspace properties or develops bulk distribution properties. Cabot L.P.'s investment in Joint Ventures is included in Investment in and Notes Receivable from Joint Ventures on the accompanying consolidated condensed balance sheet. Income earned from the Joint Ventures is accounted for under the equity method of accounting and is included in Earnings and Fees from Joint Ventures and Advisory Clients in the accompanying consolidated condensed statements of operations.


2.   Significant Accounting Policies: Derivative Financial Instruments

Accounting Changes: Standards Implemented and Transition Adjustment

On January 1, 2001, Cabot L.P. adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133". SFAS No. 133, as amended, requires companies to carry all derivative instruments, including certain embedded derivatives, in the statement of financial condition at fair value. The accounting for the changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. Cabot L.P. uses only qualifying hedges that are designated specifically to reduce exposure to interest rate risk by hedging the expected future cash payments on certain liabilities. This is typically accomplished using an interest rate cap, collar or swap agreement. For financial reporting purposes these transactions qualify as cash flow hedges and the gain or loss on the effective portion of the interest rate hedge is recorded as a component of equity, which becomes reclassified into earnings along with payments on the hedged liability. The effectiveness of the hedging relationship will be assessed each reporting period, and any ineffectiveness measured, if applicable, will be included in earnings.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                                 June 30, 2001



As of January 1, 2001, Cabot L.P. recorded a net transition adjustment of $287,000 in accumulated other comprehensive income (equity). Adoption of the standard also resulted in the recognition of $287,000 of derivative instrument liabilities. In general, the amount of volatility will vary with the level of derivative activities during any period.

The following table summarizes, at June 30, 2001, the notional value, carrying value and fair value of Cabot L.P.'s derivative financial instruments. The notional value at June 30, 2001 provides an indication of the extent of Cabot L.P.'s involvement in these instruments at the time, but does not represent exposure to credit, interest rate or market risks.


                                                                Fixed
                                 Notional Value             Interest Rate                    Maturity              Fair Value
                             --------------------     ------------------------      ----------------------- ---------------------

Interest Rate Swap                    $25,000,000                   5.891%                          2003          $(623,000)
Interest Rate Swap                     25,000,000                   5.905%                          2003           (630,000)

Cabot L.P. has entered into two interest rate swaps relating to the Acquisition Facility (see Note 4) for notional amounts of $25 million each, which are intended to result in limiting the variable nature of the LIBOR component of Cabot L.P.'s interest rate on an equivalent amount of borrowings to 5.891% and 5.905% through October 2003. Cabot L.P. had entered into an interest rate cap arrangement relating to the Acquisition Facility for a notional amount of $100 million for the period from October 1, 1999 through April 1, 2000. This arrangement resulted in limiting the variable nature of the LIBOR component of Cabot L.P.'s interest rate on an equivalent amount of borrowings to no more than 6.50% per annum.

Comprehensive Income

Comprehensive income combines net income and "other comprehensive items" that represent certain amounts that are reported as components of partners' equity in the accompanying consolidated condensed balance sheet, including unrealized gains and losses on derivative instruments.

At June 30, 2001, the derivative instruments were reported at fair value under Other Liabilities of $1,253,000. The offsetting adjustments are represented as unrealized losses in Accumulated Other Comprehensive Income.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                                 June 30, 2001


3.   Property Acquisitions

During the period from April 1, 2001 through June 30, 2001, Cabot L.P. acquired the following industrial properties:

                                                                                                          Acquisition
           Property Location                       Property Type               Square Feet                    Cost
---------------------------------------      ------------------------      ------------------      ------------------------

Summit Avenue, Plano, TX                             Workspace                        120,276              $   20,390
E. Plano Parkway, Plano, TX                          Workspace                         67,372
E. Plano Parkway, Plano, TX                          Workspace                         65,135
E. Plano Parkway, Plano, TX                          Workspace                         53,833

Altura Street, Buena Vista, CA                       Workspace                         67,350                   3,745
                                                                           ------------------      ------------------------
TOTALS                                                                                373,966              $   24,135
                                                                           ==================      ========================



4.   Debt Activity

On October 24, 2000, Cabot L.P. obtained a $325 million unsecured line of credit facility (the Acquisition Facility) replacing its previous $325 million credit facility that was to mature in March 2001. The credit facility matures in October 2003, has a one-year extension option and a $50 million expansion option. The credit facility also includes certain financial and nonfinancial covenants. Cabot Trust is a guarantor of the facility. The interest rate on the Acquisition Facility for the six months ended June 30, 2001 and 2000 was LIBOR plus 100 basis points (which includes a 20 basis point facility fee in 2001). As of August 10, 2001, the rate on the borrowings at Cabot Trust's current credit rating is LIBOR plus 100 basis points. At June 30, 2001 and 2000, the interest rate on outstanding borrowings was 4.87% and 7.69%, respectively. The Acquisition Facility is used to acquire and develop properties and for working capital purposes.

Cabot L.P. assumed certain loans in connection with its formation, entered into loan agreements during 1999 and 2000, and assumed certain loans in connection with several real estate acquisitions, all secured by certain existing real estate assets (collectively, the Mortgage Loans). At June 30, 2001, the Mortgage Loans totaled $242.1 million, have coupon interest rates ranging from 7.25% - 9.67% and are secured by properties with a net book value of $387.6 million. Certain of the debt assumed in connection with the acquisition of properties bears a coupon interest rate that differed from the fair market value interest rate at the date of acquisition. In accordance with generally accepted accounting principles, such debt was recorded at fair market value and interest expense was recorded in the accompanying consolidated condensed statements of operations based on the fair market interest rate at the date of acquisition.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                                 June 30, 2001



5. Earnings Per Unit

In accordance with SFAS No. 128, "Earnings Per Share", basic earnings per partnership unit have been computed by dividing net income allocable to partnership unitholders by the weighted average number of partnership units outstanding during each of the periods ended June 30, 2001 and 2000.

Diluted earnings per partnership unit have been computed considering the potentially dilutive effect of the exercise of Unit options and warrants granted by Cabot L.P. and Cabot Trust. Basic and diluted earnings per partnership unit were calculated as follows:

                                                           Three Months Ended          Three Months Ended
                                                              June 30, 2001               June 30, 2000
                                                      ---------------------------    ---------------------
Basic:
Net Income Allocable to Partnership Unitholders               $  16,855,000                  $  13,971,000
                                                           ----------------               ----------------

Weighted Average Partnership Units                               43,669,000                     43,668,000
                                                           ----------------               ----------------
Basic Earnings per Partnership Unit                           $        0.39                  $        0.32
                                                           ================               ================

Diluted:
Net Income Allocable to Partnership Unitholders               $  16,855,000                  $  13,971,000
                                                           ----------------               ----------------
Weighted Average Partnership Units                               43,669,000                     43,668,000
Effect of Unit Options                                              110,000                         46,000
                                                           ----------------               ----------------
Weighted Average Partnership Units, as adjusted                  43,779,000                     43,714,000
                                                           ----------------               ----------------
Diluted Earnings per Partnership Unit                         $        0.39                  $        0.32
                                                           ================               ================


                                                            Six Months Ended            Six Months Ended
                                                              June 30, 2001               June 30, 2000
                                                      ---------------------------    ---------------------
Basic:
Net Income Allocable to Partnership Unitholders               $  33,789,000                  $  27,664,000
                                                           ----------------               ----------------

Weighted Average Partnership Units                               43,669,000                     43,668,000
                                                           ----------------               ----------------
Basic Earnings per Partnership Unit                           $        0.77                  $        0.63
                                                           ================               ================

Diluted:
Net Income Allocable to Partnership Unitholders               $  33,789,000                  $  27,664,000
                                                           ----------------               ----------------

Weighted Average Partnership Units                               43,669,000                     43,668,000
Effect of Unit Options                                              106,000                         45,000
                                                           ----------------               ----------------
Weighted Average Partnership Units, as adjusted                  43,775,000                     43,713,000
                                                           ----------------               ----------------
Diluted Earnings per Partnership Unit                         $        0.77                  $        0.63
                                                           ================               ================

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                                 June 30, 2001



Approximately 5 million and 4 million options, which have been granted, are excluded from the above calculations of diluted earnings per partnership unit for the three and six months ended June 30, 2001 and 2000, respectively, since the impact of consideration of these options was anti-dilutive. In addition, 750,000 warrants granted in connection with the establishment of a joint venture were excluded from the above calculation for the both the three and six months ended June 30, 2001 since the impact of consideration of these warrants was anti-dilutive.


6.  Joint Venture Activity

Cabot L.P. and its affiliates have entered into joint venture agreements (collectively, the Joint Ventures) with three institutional partners targeted towards investment in industrial multi-tenant and workspace properties and development of bulk distribution properties. Cabot L.P. and its affiliates entered into a joint venture agreement with J.P. Morgan Partners (formerly Chase Capital Partners) on April 12, 2000. Cabot L.P. subsequently entered into joint venture agreements with GE Capital Real Estate (GE) on September 5, 2000 and Teachers Insurance and Annuity Association - College Retirement Fund (TIAA-CREF) on November 16, 2000. In connection with the formation of the joint venture with GE, Cabot Trust issued stock warrants to purchase 750,000 Common Shares to GE at an exercise price of $27.00 per share for a term of five years, which had an estimated fair value of approximately $550,000 at the time of issuance. As of June 30, 2001, the investors have committed approximately $211 million in equity to the Joint Ventures of which 20% has or will be funded by Cabot L.P. or its affiliates. As of June 30, 2001, the Joint Ventures had acquired 25 industrial properties at a cost of approximately $92 million and comprising approximately 1.4 million square feet, had one 573,000 square foot project currently under development and stabilized two other properties that were under development, totaling approximately 640,000 square feet.

Cabot L.P. earned, in the aggregate, approximately $695,000 in acquisition, development and asset management fees from the Joint Ventures during the six months ended June 30, 2001. In addition, Cabot L.P. earned income of approximately $351,000 from the Joint Ventures, which are accounted for under the equity method of accounting. These amounts are included in Earnings and Fees from Joint Ventures and Advisory Clients in the accompanying consolidated condensed statement of operations.

As of June 30, 2001, Cabot L.P. and its affiliates provided financing to the Joint Ventures in the form of notes receivable totaling $8,018,000. These notes are expected to be repaid from the proceeds of the Joint Ventures' third party financing. During the six months ended June 30, 2001, Cabot L.P. and its affiliates earned $277,000 of interest income from these notes receivable.

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

Introduction

Cabot L.P. is an internally managed, fully integrated real estate company, focused on serving a variety of industrial space users in the country's principal commercial markets. Cabot L.P. owns and operates a diversified portfolio of bulk distribution, multi-tenant distribution and "workspace" (light industrial, R&D and similar facilities) properties throughout the United States. As of June 30, 2001, Cabot L.P. owned 363 industrial properties. Cabot L.P. also owns 20% equity interests in and provides acquisition, development, asset and property management services to three joint ventures (the Joint Ventures), which invest in and develop industrial properties.

Results of Operations

Quarter Ended June 30, 2001 compared with Quarter Ended June 30, 2000

Net income allocable to partnership unitholders for the quarter ended June 30, 2001 totaled $16.9 million or $0.39 per unit, compared with $14.0 million or $0.32 per unit for the quarter ended June 30, 2000. The 2001 results include a gain on sale of real estate of $1.5 million. There were no sales of property during the quarter ended June 30, 2000. After consideration of the impact of the gain on sale of property in 2001, the increase in net income allocable to partnership unitholders in 2001 of approximately $1.4 million is primarily due to increased income related to acquisitions, development properties placed into service, additional income generated by the company's properties and fees from and income generated by the Joint Ventures offset by the operations of properties disposed of, increased depreciation and amortization, interest expense and increased income allocable to preferred unitholders.

Rental revenues were $56.0 million, including tenant reimbursements of $9.0 million, for the quarter ended June 30, 2001, compared with $52.2 million, including tenant reimbursements of $7.2 million, for the quarter ended June 30, 2000. Total rental revenue of $49.9 million and $48.8 million was generated in 2001 and 2000, respectively, by the properties owned as of April 1, 2000, and still owned as of June 30, 2001, excluding properties held for sale, (the Quarterly Baseline Properties) and total rental revenue of $5.7 million and $1.6 million in 2001 and 2000, respectively, was generated by the properties acquired or developed subsequent to March 31, 2000. The remainder of total rental revenue relates to properties held for sale and properties sold in 2001 and 2000. The growth in rental revenue for the Quarterly Baseline Properties is primarily attributable to rental increases for new leases, extensions and renewals.

The operating margin (the ratio of total revenues minus property operating and property tax expenses to total revenues) remained unchanged at 79% for the quarters ended June 30, 2001 and 2000.

Depreciation and amortization related to real estate assets totaled $10.7 million and $10.4 million for the quarters ended June 30, 2001 and 2000, respectively. The increase reflects the acquisition of real estate assets, the placement of development properties into service, and additional deferred lease acquisition costs offset by decreased depreciation related to properties sold and Assets Held for Sale.

Interest expense of $11.5 million for the quarter ended June 30, 2001 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, an additional $55.0 million of unsecured debt issued in September 2000, borrowings under Cabot L.P.'s Acquisition Facility and an average of $243.6 million of secured debt, net of $1,027,000 of interest capitalized to development projects. Interest expense of $10.6 million for the quarter ended June 30, 2000 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, borrowings under Cabot L.P.'s Acquisition Facility and an average of $172.2 million of secured debt, net of $900,000 of interest capitalized to development projects.

General and administrative expense increased by $297,000, to $2.5 million for the quarter ended June 30, 2001. The increase is primarily due to an increase in personnel to manage the acquisition, development, asset management and financing activity resulting from the increase in the number of Cabot L.P.'s properties from 350 to 363 at the end of each period. As a percentage of rental revenues, general and administrative expense increased to 4.5% at June 30, 2001 from 4.3% at June 30, 2000.

Interest and other income, which consists primarily of interest earned on Cabot L.P.'s invested cash balances and advances to the Joint Ventures, as well as earnings of Cabot Advisors, increased to $870,000 from $471,000 for the quarter ended June 30, 2001, compared to the quarter ended June 30, 2000. The increase is primarily due to fees earned from development of property and interest income earned on the proceeds received from the sales of property anticipated to be used to acquire additional real estate assets (related proceeds to be reinvested are included within Other Assets on the consolidated condensed balance sheet).

Earnings and Fees from Joint Ventures and Advisory Clients consists of acquisition, development and asset management fees of $174,000 earned from Joint Venture arrangements for which Cabot L.P. performs services, and earnings from Joint Ventures accounted for under the equity method of $266,000 for the quarter ended June 30, 2001. During the quarter ended June 30, 2000, Cabot L.P. earned acquisition, development and asset management fees of $178,000 from its Joint Venture arrangements and recorded earnings from Joint Ventures in the amount of $20,000. The increase in earnings from Joint Ventures is primarily due to an increase in the number of properties owned by the Joint Ventures, which increased from four to 28 at the end of each period.

During the quarter ended June 30, 2001, Cabot L.P. sold four properties, which resulted in a net Gain on Sale of Real Estate of $1.5 million. There were no sales of property during the quarter ended June 30, 2000.

Dividends accruable to preferred unitholders, totaled $5.3 million and $4.9 million for the quarters ended June 30, 2001 and June 30, 2000, respectively. The increase in net income allocable to preferred unitholders is due to the issuance of additional Cumulative Redeemable Perpetual Preferred Equity.

Six Months Ended June 30, 2001 compared with the Six Months Ended June 30, 2000

Net income allocable to partnership unitholders for the six months ended June 30, 2001 totaled $33.8 million or $0.77 per unit, compared with $27.7 million or $0.63 per unit for the six months ended June 30, 2000. The 2001 results include a gain on sale of real estate of $2.4 million, but there were no significant gains or losses on sales during the six months ended June 30, 2000. After consideration of the impact of the gain on sale of property in 2001, the increase in net income allocable to partnership unitholders in 2001 of approximately $3.7 million is primarily due to increased income related to acquisitions, development properties placed into service, additional income generated by the company's properties (including a significant increase in termination payments -- see below for further discussion) and fees from and income generated by the Joint Ventures offset by the operations of properties disposed of, increased depreciation and amortization, interest expense, and increased income allocable to preferred unitholders.

Rental revenues were $112.4 million, including tenant reimbursements of $17.7 million, for the six months ended June 30, 2001, compared with $102.0 million, including tenant reimbursements of $14.2 million, for the six months ended June 30, 2000. Total rental revenue of $95.6 million and $93.2 million was generated in 2001 and 2000, respectively, by the properties owned as of January 1, 2000, and still owned as of June 30, 2001, excluding properties held for sale, (the Baseline Properties) and total rental revenue of $15.2 million and $5.0 million in 2001 and 2000, respectively, was generated by the properties acquired or developed subsequent to December 31, 1999. The remainder of total rental revenue relates to properties held for sale and properties sold in 2001 and 2000. The growth in rental revenue for Baseline Properties is primarily attributable to rental increases for new leases, extensions and renewals and an increase of approximately $850,000 in termination payments, due primarily to a significant termination payment earned during the six months ended June 30, 2001.

The operating margin (the ratio of total revenues minus property operating and property tax expenses to total revenues) remained unchanged at 79% for the six months ended June 30, 2001 and 2000.

Depreciation and amortization related to real estate assets totaled $20.8 million and $20.2 million for the six months ended June 30, 2001 and 2000, respectively. The increase reflects the acquisition of real estate assets, the placement of development properties into service, and additional deferred lease acquisition cost offset by decreased depreciation related to properties sold and Assets Held for Sale.

Interest expense of $23.2 million for the six months ended June 30, 2001 represents interest incurred on $200.0 million of unsecured debt issued in May 1999, an additional $55.0 million of unsecured debt issued in September 2000, borrowings under Cabot L.P.'s Acquisition Facility and an average of $244.2 million of secured debt, net of $1.9 million of interest capitalized to development projects. Interest expense of $20.0 million for the six months ended June 30, 2000 represents interest incurred on

$200.0 million of unsecured debt issued in May 1999, borrowings under Cabot L.P.'s Acquisition Facility and an average of $169.9 million of secured debt, net of $1.8 million of interest capitalized to development projects.

General and administrative expense increased by $481,000, to $5.2 million for the six months ended June 30, 2001. The increase is primarily due to an increase in personnel to manage the acquisition, development, asset management and financing activity resulting from the increase in the number of Cabot L.P.'s properties from 350 to 363 at the end of each period. As a percentage of rental revenues, general and administrative expense remained unchanged at 4.6% for the each of the six months ended June 30, 2001 and 2000.

Interest and other income, which consists primarily of interest earned on Cabot L.P.'s invested cash balances and advances to the Joint Ventures, as well as earnings of Cabot Advisors, increased to $1.2 million from $765,000 for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The increase is primarily due to interest income from financing provided by Cabot L.P. to the Joint Ventures, fees earned from development of property and interest income earned on the proceeds received from the sales of property anticipated to be used to acquire additional real estate assets (related proceeds to be reinvested are included within Other Assets on the consolidated condensed balance sheet).

Earnings and Fees from Joint Ventures and Advisory Clients consists of acquisition, development and asset management fees of $910,000 earned from Joint Venture arrangements as well as from third party clients for which Cabot L.P. performs services, and earnings from Joint Ventures accounted for under the equity method of $351,000 for the six months ended June 30, 2001. During the six months ended June 30, 2000, Cabot L.P. earned acquisition, development and asset management fees of $178,000 from its Joint Venture arrangements and recorded earnings from Joint Ventures in the amount of $20,000. The increase in earnings and fees from Joint Ventures is primarily due to an increase in the number of properties owned by the Joint Ventures, which increased from four to 28 at the end of each period.

During the six months ended June 30, 2001, Cabot L.P. sold seven properties resulting in a net Gain on Sale of Real Estate of $2.4 million. There were no significant sales during the six months ended June 30, 2000.

Dividends accruable to preferred unitholders, totaled $10.6 million and $9.1 million for the six months ended June 30, 2001 and June 30, 2000, respectively. The increase in net income allocable to preferred unitholders is primarily due to the issuance of additional Cumulative Redeemable Perpetual Preferred Equity.


Capital Resources and Liquidity

Cabot L.P. intends to rely on cash provided by operations, unsecured and secured borrowings from institutional sources and public debt as its primary sources of funding for acquisition, development, joint venture investment and expansion and renovation of properties. Cabot L.P. may also consider equity financing when such financing is available on attractive terms. Cabot L.P. also expects acquisitions to be funded from reinvestment of proceeds from sales of property via tax-free exchanges under Section 1031 of the Internal Revenue Code.

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

As of June 30, 2001, Cabot L.P. had issued an aggregate of $245 million of Cumulative Redeemable Perpetual Preferred Units in seven separate transactions in 1999 and 2000. The net proceeds from these transactions were $238.2 million, which were used to pay down outstanding balances under the Acquisition Facility. These Cumulative Redeemable Perpetual Preferred Units are callable by Cabot L.P. at par on or after the fifth anniversary of their respective issuance dates.

On October 24, 2000, Cabot L.P. obtained a $325 million unsecured line of credit facility replacing its previous $325 million credit facility that was to mature in March 2001. The credit facility matures in October 2003 and has a one-year extension option and a $50 million expansion option. The credit facility also includes certain financial and nonfinancial covenants. Cabot Trust is a
guarantor of the facility.   The rate on the borrowings at Cabot Trust's current
credit rating is LIBOR plus 100 basis points. The Acquisition Facility is used to fund property acquisitions, development activities, building expansions, tenant leasing costs and for other general corporate purposes. Cabot L.P. believes cash flow from operations not distributed to Unitholders will be sufficient to cover tenant allowances and costs associated with renewal or replacement of current tenants as their leases expire and recurring non-incremental revenue generating capital expenditures.

As of June 30, 2001, Cabot L.P. had $242.1 million of fixed rate debt secured by properties, $171.0 million of unsecured borrowings under its Acquisition Facility, $255.0 million of unsecured debt and a 36.9% debt-to-total market capitalization ratio. The debt-to-total market capitalization ratio is calculated based on Cabot L.P.'s total consolidated debt as a percentage of the sum of the market value of its outstanding Partnership Units and the liquidation value of Perpetual Preferred Units and total debt at June 30, 2001.

Cabot L.P. and its affiliates have entered into joint venture agreements (collectively, the Joint Ventures) with three institutional partners targeted towards investment in industrial multi-tenant and workspace properties and development of bulk distribution properties. Cabot L.P. and its affiliates entered into joint ventures with J.P. Morgan Partners (formerly Chase Capital Partners) on April 12, 2000. Cabot L.P. subsequently entered into joint venture agreements with GE Capital Real Estate (GE) on September 5, 2000 and Teachers
Insurance and Annuity Association - College Retirement Fund   (TIAA-CREF) on
November 16, 2000. Stock warrants with an estimated value of approximately $550,000 were issued to GE in connection with the formation of the Joint Ventures. As of June 30, 2001, these ventures had acquired 25 industrial properties at a cost of approximately $92 million and comprising approximately
1.4 million square feet, had one 573,000 square foot project currently under development and stabilized two other properties that were under development, totaling approximately 640,000 square feet. As of June 30, 2001, the investors have committed approximately $211 million in equity to the ventures of which 20% has or will be funded by Cabot L.P.

In the normal course of operations, as of August 10, 2001, Cabot L.P. has entered into commitments to purchase approximately $22 million of additional real estate assets for its own account. Cabot L.P. has also entered into agreements to sell additional buildings, which are included in Assets Held for Sale on Cabot L.P.'s consolidated condensed balance sheet as of June 30, 2001. Because a number of conditions must be met prior to closing, it is uncertain as to whether these transactions will actually be consummated.

Cash and cash equivalents totaled $3.6 million at June 30, 2001. Cash provided by operating activities for the six months ended June 30, 2001, was $58.1 million.


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

The ratio of earnings to fixed charges was 1.88X for the three months ended June 30, 2001 compared to 1.80X for the three months ended June 30, 2000. The increase is primarily due to increased income related to acquisitions, the placement of development properties into service, additional income generated by Cabot L.P.'s properties, fees and income generated by the Joint Ventures and the gain on sale of property, offset by the operations of properties disposed of, an increase in income allocable to preferred unitholders and an increase in interest expense and depreciation and amortization as discussed in the "Results of Operations" above.

The ratio of earnings to fixed charges was 1.88X for the six months ended June 30, 2001 compared to 1.83X for the six months ended June 30, 2000. The increase is primarily due to increased income related to acquisitions, the placement of development properties into service, additional income generated by Cabot L.P.'s properties (including a significant increase in termination payments), fees and income generated by the Joint Ventures and the gain on sale of property, offset by the operations of properties disposed of, an increase in income allocable to preferred unitholders and an increase in interest expense and depreciation and amortization as discussed in the "Results of Operations" above.

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

                           PART II. OTHER INFORMATION



Item 1.    Legal Proceedings
             Not Applicable

Item 2.    Changes in Securities and Use of Proceeds
             Not Applicable

Item 3.    Defaults Upon Senior Securities
             Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders
             Not Applicable

Item 5.    Other Information
             Not Applicable

Item 6.    Exhibits and Reports on Form 8-K
             None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of August 2001.


                                     CABOT INDUSTRIAL PROPERTIES, L.P.
                                     ---------------------------------
                                     Registrant

                                     By CABOT INDUSTRIAL TRUST
                                     Its general partner


 August 13, 2001                     /s/ Neil E. Waisnor
------------------------             -------------------
        Date                         Neil E. Waisnor
                                     Senior Vice President-Finance, Treasurer,
                                     Secretary


 August 13, 2001                     /s/ Robert E. Patterson
------------------------             -----------------------
        Date                         Robert E. Patterson
                                     President