Form 10-K405
period 2001-12-31
CABOT INDUSTRIAL PROPERTIES LP
filed 2002-04-01
CIK 1078003

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

         For Annual and Transition Reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934

     (Mark One)
       [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

                                       OR

       [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to _____________


                         Commission File Number: 1-14979
                                                 -------

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

         875 North Michigan Avenue, 41st Floor, Chicago, Illinois 60611
         --------------------------------------------------------------
             (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (312) 266-9300

        Securities registered pursuant to Section 12(b) of the Act: None

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable. No market for the registrant's partnership units exists and therefore, a market value for such units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain documents incorporated by reference in this Form 10-K are listed in the Exhibit Index.

                                TABLE OF CONTENTS
                                -----------------

Description                                                                 Page

PART I

Item 1.   Business............................................................ 1
Item 2.   Properties..........................................................16
Item 3.   Legal Proceedings...................................................28
Item 4.   Submission of Matters to a Vote of Security Holders.................28


PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.............................................................29
Item 6.   Selected Financial Data.............................................30
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................31
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..........46
Item 8.   Financial Statements and Supplementary Data.........................48
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................84


PART III

Item 10.  Directors and Executive Officers of Registrant......................84
Item 11.  Executive Compensation  ............................................87
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.....................................91
Item 13.  Certain Relationships and Related Transactions......................91


PART IV

Item 14.  Exhibits and Reports on Form 8-K....................................93

SIGNATURES....................................................................92

Certain statements regarding Cabot L.P. contained in this Annual Report on Form 10-K, including statements contained in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Cabot L.P. operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and are not guarantees of future performance and involve risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or suggested by such forward-looking statements and readers of this document should not rely on them. Cabot L.P.'s operating results depend primarily on income from industrial properties, which may be affected by various factors, including changes in national and local economic conditions, competitive market conditions, uncertainties and costs related to and the imposition of conditions on receipt of governmental approvals and costs of material and labor, all of which may cause actual results to differ materially from what is expressed herein. Capital and credit market conditions that affect Cabot L.P.'s cost of capital also influence operating results. All such forward-looking statements are current only as of the date on which such statements are made. Cabot L.P. does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.


                                     PART I

Item 1.     Business
            --------

Cabot Industrial Properties, L.P.

Cabot Industrial Properties, L.P. ("Cabot L.P.") was organized on October 10, 1997 as a Delaware limited partnership to continue and expand the national industrial real estate business of Cabot Partners Limited Partnership ("Cabot Partners"). The sole general partner of Cabot L.P. is Cabot Industrial Trust ("Cabot Trust"), a Maryland real estate investment trust. Cabot L.P. and Cabot Trust are organized in what is commonly referred to as an umbrella partnership, or "UPREIT" structure, meaning that all of Cabot Trust's properties are held and its business is conducted primarily through Cabot L.P. At December 31, 2001, Cabot Trust held a 100% partnership interest in Cabot L.P. (exclusive of preferred units). Cabot L.P.'s outstanding equity consists of common units of limited partnership interests ("Common Units") and cumulative redeemable perpetual preferred units ("Preferred Units").

On October 28, 2001, Cabot L.P. and Cabot Trust entered into an Agreement and Plan of Merger (the "Merger Agreement") with Calwest Industrial Properties, LLC ("Calwest"), which is a joint venture between the California Public Employees' Retirement System ("CalPERS") and RREEF America L.L.C. and its affiliates ("RREEF"), and Rooster Acquisition Corp., a wholly-owned subsidiary of Calwest ("Rooster"), pursuant to which, among other things, Calwest agreed to acquire Cabot Trust by making a tender offer for all of Cabot Trust's outstanding common shares of beneficial interest and then merging Rooster with and into Cabot Trust.

On December 4, 2001 Rooster closed the tender offer and on December 5, 2001 purchased 97% of the outstanding common shares of beneficial interest. On December 7, 2001, Calwest acquired all of Cabot Trust's remaining outstanding common shares of beneficial interest pursuant to the merger of Rooster with and into Cabot Trust, with Cabot Trust surviving as a wholly-owned subsidiary of Calwest. In January 2002, 146 individuals became the owners of less than 0.1% of common shares of beneficial interest of Cabot Trust.

The UPREIT structure was unaffected by the merger transactions ("the Merger"). However, Cabot Trust became an externally-managed private REIT which, through Cabot L.P., leases, manages, holds for investment, acquires, or develops industrial real estate properties in principal markets throughout the United States. In conjunction with the Merger, Cabot L.P. engaged RREEF, an investment manager, and an affiliate of one of the partners in Calwest, to provide asset and property management, acquisition, disposition and development services. RREEF manages over $16 billion in pension fund real estate investments for over 196 corporate, public and international clients. Its activities include private and public market equity investments ranging from core investments to higher return/higher risk holdings, including development. RREEF also provides investment services to Calwest.

At December 31, 2001, Cabot L.P. owned a geographically diversified portfolio of 372 industrial properties having an aggregate of approximately 42 million rentable square feet, approximately 93% of which space was leased to 728 tenants. The properties are located in 20 states in each of the five principal regions (West, Midwest, Northeast, Southeast and Southwest) of the United States. As of December 31, 2001, no single tenant accounted for more than 1.4% of Cabot L.P.'s total annualized net rent.

Cabot L.P. offers a broad spectrum of industrial property types to meet the diverse needs of its tenants. Its properties have historically been grouped into three general types: bulk distribution properties, multitenant distribution properties and workspace properties (light industrial, research and development (R&D) and similar facilities).

Cabot L.P.'s goal is to provide increasing levels of cash flows to its common limited partnership unitholder through its diversified investments in industrial real estate by serving a variety of industrial space users. As of December 31, 2001, Cabot L.P. has a significant market presence across the United States, with properties in a total of 20 markets, including 13 markets in which Cabot L.P. owns properties with more than one million rentable square feet. Its tenant base ranges from large national distributors using industrial space in multiple locations, to smaller companies using single workspace properties. Cabot L.P. believes that its geographic diversification and substantial presence in multiple markets is a strategic advantage that allows it to serve industrial space users with multiple site and industrial property type requirements, to compete more effectively in its individual markets and to respond quickly to acquisition opportunities as they arise.

In addition to acquiring existing industrial properties on a selective basis, Cabot L.P. is engaged in the development and construction of new properties. The construction and leasing functions of its development activities are conducted through relationships with local builders selected by Cabot L.P. As of December 31, 2001, in addition to eight properties that became fully leased in 2001, Cabot L.P. had ten development projects that have reached shell completion or are under construction with total projected development costs of approximately $109.1 million. The ten projects are located in seven of Cabot L.P.'s existing submarkets and involve construction of each of Cabot L.P.'s principal property types. Fifty-six percent of the square footage of these development projects has been leased as of December 31, 2001.

Cabot L.P. is taxed as a partnership under the Internal Revenue Code of 1986 (the "Code"), as amended. As a partnership, Cabot L.P. is not generally subject to federal or state income taxes as the partners report their respective shares of net taxable income on their individual returns.

Cabot L.P.'s principal executive offices are located at 875 North Michigan Avenue, 41st Floor, Chicago, Illinois 60611, and its telephone number is (312) 266-9300.


Formation Transactions; Tender and Merger Transactions; Organizational Structure

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

Cabot Trust's interest in Cabot L.P. entitles it to share in cash distributions from, and in the profits and losses of, Cabot L.P. in proportion to Cabot Trust's percentage ownership (apart from tax allocations of profits and losses to take into account pre-contribution property appreciation). At December 31, 2001, Cabot Trust owned 100% of the common equity of Cabot L.P.

As the general partner of Cabot L.P., Cabot Trust has the exclusive power under the agreement of limited partnership to manage and conduct the business of Cabot L.P. Cabot Trust currently holds one Common Unit in Cabot L.P. for each Common Share that it has issued. The net proceeds of the issuance of Common Shares of Cabot Trust are required by the Second Amended and Restated Agreement of Limited Partnership of Cabot L.P. (the "Partnership Agreement") to be contributed to Cabot L.P. in exchange for a corresponding number of Common Units of partnership interest.

On October 28, 2001, Cabot L.P. and Cabot Trust entered into the Merger Agreement with Calwest and Rooster pursuant to which, among other things, Calwest agreed to acquire Cabot Trust by making a tender offer for all of Cabot Trust's outstanding Common Shares and then merging Rooster with and into Cabot Trust.

On November 5, 2001, pursuant to the Merger Agreement, Rooster and Calwest commenced a tender offer to purchase all of Cabot Trust's outstanding Common Shares at a price of $24.00 per share in cash. On December 4, 2001, all outstanding Common Units of limited partnership interest in Cabot L.P., other than those held by Cabot Trust, were exchanged for Common Shares of Cabot Trust and such shares were tendered to Rooster and Calwest pursuant to the tender offer. As a result, Cabot Trust became the sole holder of Common Units of limited partnership interest in Cabot L.P. The tender offer expired at 12:00 midnight New York City time on December 4, 2001, and on December 5, 2001, Rooster and Calwest announced that they had accepted all 42,388,440 Common Shares of Cabot Trust that were tendered pursuant to the tender offer. Such shares constituted 97% of Cabot Trust's outstanding Common Shares.

On December 7, 2001, Calwest acquired all of Cabot Trust's remaining outstanding Common Shares pursuant to the merger of Rooster with and into Cabot Trust, with Cabot Trust surviving as a wholly-owned subsidiary of Calwest through December 31, 2001. In January 2002, 146 individuals became owners of less than 0.1% of Common Shares of Cabot Trust.

Business Strategies

Cabot L.P.'s fundamental business objective is to maximize the total return to its common limited partnership unitholder through growth in its cash flow from operating activities and cash available for distribution per Common Unit and in the value of its portfolio of industrial properties. Cabot L.P. believes that it is well positioned to take advantage of the opportunities presented by today's changing industrial real estate markets through the business strategies and operations described below.

Leveraging Substantial National Market Presence
Cabot L.P. believes that controlling a significant market presence in its principal markets across the country is an important factor in achieving its targeted returns on investment. It will continue to concentrate its holdings in principal industrial markets across the country and respond to demand for space by national tenants. New acquisitions will be concentrated in such top-tier markets and existing holdings in secondary markets will be evaluated for disposition.

Cabot L.P. believes that its substantial presence in its principal markets provides significant strategic advantages. Among these advantages is that, through RREEF's national tenant marketing program, Cabot L.P. is well positioned to market its industrial space to national companies and third-party logistics companies who have space requirements in multiple markets. The national tenant marketing program emphasizes the advantages of dealing with a single source for a company's industrial space needs and complements the quality and attractive locations of Cabot L.P.'s properties. Further advantages of the national tenant marketing program include greater efficiency of lease negotiations and day-to-day property management, as well as better understanding of the tenants' current needs and prospective space requirements. Cabot L.P. serves 53 tenants in multiple properties. These tenants accounted for approximately 25% of Cabot L.P.'s annualized net rents as of December 31, 2001.

Cabot L.P. believes that having a substantial inventory of properties and significant leasing activities within each local market increases its visibility to prospective tenants and enables it to establish strong relationships with leasing brokers and other local market participants. These brokers and market participants serve as sources of information and potential tenant referrals. In addition, large inventories increase Cabot L.P.'s opportunities to relocate tenants to one or more of its other properties as their needs change.

Serving a Variety of Tenants By Offering a Broad Spectrum of Industrial Property Types

Cabot L.P. believes that its strategy of offering a variety of industrial property types provides complementary benefits in meeting Cabot L.P.'s operating objectives. Offering a broad spectrum of industrial property types and Cabot L.P.'s size and professional management through its investment manager, enable Cabot L.P. to provide better service, on a more cost-efficient basis, to national customers who need various types of workspace properties, in addition to distribution space, for their local operations. At the same time, offering a variety of industrial property types suitable for smaller companies enables Cabot L.P. to capture a larger share of the growth in its chosen industrial property markets. Cabot L.P.'s strategy of offering diverse industrial property types also enables Cabot L.P. to pursue opportunities as they arise within its existing tenant base by responding to shifts in demand at different stages of the economic cycle.


Operating Strategies

Cabot L.P. intends to achieve its cash flow objectives through a combination of internal growth, limited new development, strategic property acquisitions and sales of certain assets.

Internal Growth
Cabot L.P.'s primary internal growth strategy is to increase the cash flow generated by its properties by renewing or replacing expiring leases with new leases at higher rental rates and by incorporating periodic rent increases in its leases. In addition, Cabot L.P. works actively to (i) maintain its historically high occupancy levels by retaining existing tenants, thereby minimizing "down time" and re-leasing costs, (ii) improve the occupancy levels of its properties, (iii) capitalize on economies of scale arising from the size of its portfolio of properties and (iv) control costs. Cabot L.P. also seeks internal growth by converting its properties to more intensive, higher-margin uses, if and to the extent that suitable opportunities to do so arise. Leases covering approximately 18.5% and 17.3% of the total rentable space of Cabot L.P.'s properties will expire in 2002 and 2003, respectively.

Development
Cabot L.P. believes there are attractive opportunities in select markets for new development with potentially greater returns than those available from the ownership or purchase of existing stabilized properties. Cabot L.P. pursues development opportunities in those markets in which it owns land and believes that the supply and demand balance will provide targeted returns, and will purchase land to construct buildings for new or existing tenants on a build-to-suit basis. Cabot L.P. is also engaging its existing tenants in discussions about future space needs and, based on such discussions, believes that financially attractive build-to-suit opportunities from its tenant base may be available over time. Cabot L.P. executes its development activities by engaging local or regional builders to perform construction and leasing functions.

Acquisitions
Cabot L.P. seeks to acquire additional modern, high-quality properties in attractive submarkets within the industrial markets that it currently serves that provide a strategic advantage. Based upon the current capital market conditions and its investment strategy, in the near term, Cabot L.P. expects to reduce the pace of its acquisition program, compared to prior years, and acquire properties on a very selective basis.

Investment Criteria
Cabot L.P. follows a disciplined, value-oriented strategy in its property acquisitions. Cabot L.P. seeks to acquire modern, cost-efficient buildings located in top-tier national distribution centers and centers of economic growth. Cabot L.P.'s investment considerations include (i) yield on acquisition cost, (ii) economic fundamentals in the market, (iii) replacement costs, (iv) rent levels and trends, (v) construction quality and property condition, (vi) historical occupancy rates, (vii) access to transportation, (viii) proximity to housing, (ix) operating costs, and (x) location in modern industrial parks.

Emphasis on Market Research
Cabot L.P.'s property acquisitions are based on extensive research in each targeted market regarding (i) economic and demographic trends, (ii) the supply of and demand for industrial space in targeted submarkets, (iii) existing and potential tenant space requirements, (iv) rent levels and trends and (v) the physical characteristics of buildings within the market. Cabot L.P.'s research includes extensive in-market activity by its investment manager, including physical site inspections and continuing contacts with leasing brokers and other local market participants in the local markets.

Dispositions
Subsequent to the Merger, Cabot L.P. initiated the process of re-evaluating its portfolio and asset management strategies. Cabot L.P. is focused on producing consistent and growing cash flow. As a result of its assessment, Cabot L.P. may (i) consider selling certain assets or groups of assets to effect a change in strategy, (ii) divest of assets with a risk profile considered too high when compared to the historical and prospective returns,
(iii) eliminate assets that require a change in use or a large investment of capital to continue generating returns, or (iv) eliminate assets that are in markets that have unfavorable conditions that are expected to continue for an extended period of time.

Joint Venture Programs
During 2000, Cabot L.P. entered into separate joint venture arrangements with JP Morgan Partners (formerly Chase Capital Partners), GE Capital Real Estate and Teachers Insurance and Annuity Association - College Retirement Fund (TIAA-CREF), (collectively, "the Joint Ventures"). Cabot L.P. (or one of its wholly-owned subsidiaries) is the managing member of the Joint Ventures. RREEF, as investment manager of Cabot L.P. has assumed the day to day responsibilities of managing the Joint Ventures. As of December 31, 2001, the Joint Ventures owned $136.2 million of property consisting of 2.9 million square feet and Cabot L.P.'s (including its wholly-owned subsidiary) cash investment in the Joint Ventures totaled $15.3 million.

Subsequent to the Merger, Cabot L.P. is re-evaluating the merits of the Joint Ventures and their compatibility with its long term goals. Discussions are underway with each partner to decide if each venture will continue or be terminated. Cabot L.P. is not required to and will not make any further investments through the Joint Ventures until those decisions are made. If the decision to unwind the Joint Ventures is made, Cabot L.P. would expect to either buy the Joint Venture interests from its partners, sell its joint venture interests to its partners or market the assets of one or more of the Joint Ventures for sale to third parties.

As the managing member of each Joint Venture, Cabot L.P. (or one of its wholly-owned subsidiaries) is responsible for (i) handling the administration of the Joint Venture,

(ii) managing the day-to-day operations of the property held by the Joint Venture, and (iii) overseeing construction and development in the case of a Joint Venture with a property under development. Since the closing of the Merger, these responsibilities have been performed by RREEF, who, as a result, is paid the fees for services due to Cabot L.P. under the Joint Venture Agreements. In addition, Cabot L.P. either has the power to recommend the sale or refinancing of the property or, in certain Joint Ventures in which such decisions are vested in the other partner, Cabot L.P. has the ability to cause the sale or marketing of the property in accordance with preestablished procedures in accordance with the Joint Venture operating agreement. Most major decisions, such as material financings, would require the approval of both partners of the Joint Venture and any disputes over such major decisions would generally be resolved through the exercise of a buy-sell provision in the Joint Venture operating agreement.


Policies

The following is a description of policies that have been adopted by Cabot Trust's Board of Trustees for the conduct of the business of Cabot Trust and Cabot L.P. These policies may be amended or revised from time to time without Cabot Trust shareholder approval, except that shareholder approval is required for Cabot Trust to change its policy of holding its assets and conducting its business only through Cabot L.P. and its subsidiaries and other affiliates, including Cabot Advisors, Inc. ("Cabot Advisors") and joint ventures in which Cabot L.P. or a subsidiary may be a partner. In addition, changes in policies with respect to conflicts of interest must be made in a manner consistent with legal requirements.

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

Cabot L.P.'s property investments may be subject to existing mortgage and other indebtedness or to indebtedness that may be incurred in connection with acquiring or refinancing such investments. Debt service with respect to such indebtedness will have a priority over any distributions with respect to the Common Units and Preferred Units. Investments are also subject to Cabot L.P.'s policy not to be treated as an investment company under the Investment Company Act of 1940.

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

Cabot L.P.'s current portfolio consists of, and its business objectives emphasize, investments in industrial real estate. Cabot L.P. may also make or invest in loans secured by mortgages or deeds of trust that are consistent with Cabot Trust's continued qualification as a REIT for federal income tax purposes, although it has no current plans to do so. These may include participating or convertible mortgage loans if Cabot L.P. concludes that it may benefit from the cash flow or any appreciation in value of the property secured by such mortgages. Investments in real estate mortgage loans entail the risk that one or more borrowers may default under such loans and that the collateral securing such loans may not be sufficient to enable Cabot L.P. to recoup its full investment.

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

Financing Policies
As a general policy, Cabot L.P. intends to limit its total consolidated indebtedness incurred so that at the time any debt is incurred, Cabot L.P.'s debt-to-total undepreciated assets ratio does not exceed 40%. An exception was made with respect to the Merger transactions; however, Cabot L.P. has paid down the debt incurred immediately subsequent to the Merger and intends to maintain this general policy. Cabot Trust's Declaration of Trust and Bylaws and Cabot L.P.'s Partnership Agreement do not, however, limit the amount or percentage of indebtedness that they may incur. Moreover, due to changes in the value of Cabot L.P.'s portfolio of properties over time, and since any determination of its debt-to-total undepreciated assets ratio is made only at the time debt is incurred, the debt-to-total undepreciated assets ratio could exceed or be less than the 40% level. In addition, Cabot L.P. may modify its debt policy from time to time in light of changes in economic conditions, relative costs of debt and equity capital, the market values of its properties, general conditions in the market for debt and equity securities, disposition, growth and acquisition opportunities and other factors. If its debt policy were changed, Cabot L.P. could become more highly leveraged, resulting in an increased risk of default on its obligations and a related increase in debt service requirements that could adversely affect its financial condition and results of operations of Cabot L.P. Cabot L.P. has not established any limit on the number or amount of mortgages that it may place on any single property or on its portfolio as a whole.

To the extent that Cabot Trust's Board of Trustees decides to obtain additional capital, Cabot L.P. may raise such capital through offerings of Cabot Trust's Common or Preferred Shares, or of Cabot L.P.'s partnership Common Units, including Preferred Units, debt financings or retention of cash available for distribution (subject to provisions in the Code concerning the taxability of undistributed REIT income), or a combination of these methods. As long as Cabot L.P. is in existence, the net proceeds of the sale of Common Shares or Preferred Shares by Cabot Trust will be transferred to Cabot L.P. in exchange for that number of Common Units or Preferred Units that equals the number of Common Shares or Preferred Shares sold by Cabot Trust.

Cabot Trust presently anticipates that any borrowings would be made through Cabot L.P., although Cabot Trust may incur indebtedness directly and loan the proceeds to Cabot L.P. Borrowings may be unsecured or may be secured by any or all of the assets of Cabot L.P. (to the extent not prohibited by existing debt arrangements), or any existing or new property-owning partnership and may have full or limited recourse to all or any portion of the assets of Cabot L.P., or any existing or new property-owning partnership. Indebtedness incurred may be in the form of bank borrowings, purchase money obligations to sellers of properties, publicly or privately placed debt instruments or financings from institutional investors or other lenders. The proceeds from borrowings may be used for working capital, to refinance existing indebtedness or to finance acquisitions, expansions or the development of new properties and for the payment of distributions.

Policies with Respect to Other Activities
Cabot L.P. may, but does not presently intend to, make investments that are different from those described herein. Cabot Trust has authority to offer its Common Shares, other shares of beneficial interest or other securities for cash or in exchange for property and to repurchase or otherwise reacquire its shares or any other securities and may engage in such activities in the future. Cabot L.P. and Cabot Trust have no outstanding loans to other entities or persons, including officers and Trustees of Cabot Trust, except loans from time to time to Cabot Advisors, and loans from time to time to entities in which Cabot L.P. is a 20% joint venture partner. Cabot L.P. has not engaged in trading, underwriting or agency distribution, or sales of securities of other issuers and does not currently intend to do so. Cabot Trust has also not invested in the securities of companies other than Cabot L.P. for the purpose of exercising control over such companies and does not currently intend to do so. Cabot L.P. and Cabot Trust make and intend to continue to make investments in such a way that neither will be treated as an investment company under the Investment Company Act of 1940. Its policies with respect to such activities may be reviewed and modified or amended from time to time by the Board of Trustees of Cabot Trust without the approval of Cabot Trust's shareholders or Cabot L.P.'s limited partners.

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


Declaration of Trust and Bylaw Provisions

The Declaration of Trust includes a provision generally permitting Cabot Trust to enter into any agreement or transaction with any person, including any Trustee, officer, employee or agent of Cabot Trust.

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

security holders in deciding whether to cause Cabot L.P. to take or to decline to take, any actions which Cabot Trust, in its capacity as general partner, has undertaken in good faith on behalf of Cabot L.P. In addition, Cabot Trust in its capacity as general partner is not responsible for any misconduct or negligence on the part of its agents, provided that such agents were appointed in good faith. The Cabot L.P. Partnership Agreement also provides that neither Cabot Trust nor any of its affiliates (including its officers and Trustees) may sell, transfer or convey any property to, or purchase any property from, Cabot L.P., except on terms that are fair and reasonable and no less favorable than would be obtained from an unaffiliated party.


Security Holder Reports

Cabot L.P. does not currently provide separate annual or other reports to security holders of Cabot L.P. and does not expect to do so, except to the extent it specifically undertakes to do so in connection with the issuances of debt or other securities.


Competition

Numerous industrial properties compete with Cabot L.P.'s properties in attracting tenants to lease space and additional properties can be expected to be built in the markets in which the properties are located. The number and quality of competitive industrial properties in a particular area has a material effect on Cabot L.P.'s ability to lease space at the properties or at newly acquired or developed properties and on the dollar amount of rents charged. Some of these competing properties may be newer or better located than Cabot L.P.'s properties.

In addition, the industrial real estate acquisition market has become highly competitive. There are a significant number of buyers and developers of industrial property, including other industrial REITs, many of which have significant financial resources. Accordingly, it is possible that Cabot L.P. may not be able to acquire or develop desired properties due to such competition or other factors that may have an adverse effect on Cabot L.P.'s expected growth in cash flows in future periods.


Insurance

Cabot L.P. is a name insured on CalPERS' blanket insurance program. Accordingly, Cabot L.P. carries commercial general liability insurance, standard "all-risk" property insurance, flood, earthquake and rental loss insurance with respect to its properties with policy terms and conditions customarily carried for similar properties. However, the insurance is subject to normal limitations on the amounts of coverage and certain types of losses (such as from wars, terrorism or from earthquakes for properties located in California) may be either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of the amount of the insurance coverage occur, Cabot L.P. could lose the capital invested in a property, as well as the anticipated future revenue from that property, and Cabot L.P. would continue to be obligated on any mortgage indebtedness or other obligations related to the property.

In light of the California earthquake risk, California building codes have since the early 1970's established minimum construction standards for all new buildings and also contain guidelines for seismic upgrading of existing buildings that are intended to reduce the possibility and severity of loss from earthquakes. The construction standards and upgrading, however, do not eliminate the possibility of earthquake loss. Cabot L.P.'s current policy is to obtain earthquake insurance if available at acceptable cost. As of December 31, 2001, all of Cabot L.P.'s 83 properties located in California are covered by earthquake insurance in amounts believed by management to be reasonable. Cabot L.P. currently maintains blanket earthquake insurance coverage for all properties located outside California in amounts Cabot L.P. believes to be reasonable.

Cabot L.P. is currently reviewing its insurance policies and as such its insurance policies and terms and conditions contained therein may change, including its policies and terms and conditions with respect to earthquakes and/or terrorism. Although Cabot L.P. intends to maintain insurance policies with policy terms and conditions customarily maintained by similarly situated entities, Cabot L.P. can give no assurance that its future insurance policies will contain the same coverage, terms and conditions as it currently maintains. Consequently, all or a portion of Cabot L.P.'s properties may not be covered by disaster-type insurance.

Cabot L.P. carries blanket environmental insurance coverage on all but one property. That property is undergoing remediation and has pollution and remediation legal liability coverage. Four other properties have stand-alone environmental policies in addition to coverage afforded under the blanket program.


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

Phase I environmental site assessment reports ("Phase I ESAs") were obtained by the original Contributing Investors in connection with their initial acquisitions of the properties, or were obtained by Cabot Trust in connection with the transactions resulting in Cabot Trust's formation. In accordance with Cabot Trust's acquisition policies, Cabot Trust has also obtained Phase I ESAs for all of the properties acquired since the completion of the Formation Transactions. The purpose of Phase I ESAs is to identify potential sources of contamination for which Cabot L.P. may be responsible and to assess the status of environmental regulatory compliance. The earliest of the Phase I ESAs for Cabot L.P.'s properties were obtained in 1988 and Phase I ESAs on approximately 11% of the properties owned as of December 31, 2001 were obtained prior to 1995. Commonly accepted standards and practices for Phase I ESAs have evolved to encompass higher standards and more extensive procedures over the period from 1988 to the present.

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

Cabot L.P. carries blanket environmental insurance coverage on all but one property. That property is undergoing remediation and has pollution and remediation legal liability coverage. Four other properties have stand-alone environmental policies in addition to coverage afforded under the blanket program.


Cabot Advisors

Prior to December 7, 2001, Cabot Advisors provided investment advisory and asset management services to the former clients of Cabot Partners who elected not to contribute some or all of their industrial properties to Cabot Trust. In addition, Cabot Advisors provided property management services to Cabot L.P. and to the properties of some clients that are not associated with Cabot Trust. On December 7, 2001, in conjunction with the Merger, Cabot Advisors ceased providing these services. Cabot L.P. expects the activities of Cabot Advisors in the future to be limited.

To permit Cabot Trust to share in the income of Cabot Advisors while maintaining its status as a REIT under the law in effect prior to January 1, 2001, Cabot L.P. owned all of Cabot Advisors' nonvoting preferred stock (representing 95% of its economic interest in Cabot Advisors) and Ferdinand Colloredo-Mansfeld, Cabot Trust's former Chief Executive Officer, owned all of Cabot Advisors' voting common stock (representing 5% of its economic interest therein). On December 7, 2001, Cabot Advisors repurchased Ferdinand Colloredo-Mansfeld's stock in Cabot Advisors and Cabot Advisors issued new common shares to Cabot L.P. for $115,000. As a result Cabot L.P. currently owns 100% of Cabot Advisors.

The REIT Modernization Act ("RMA"), which was effective on January 1, 2001, modifies certain provisions of the Code with respect to the taxation of REITs. Primarily, the RMA allows for the creation of Taxable REIT Subsidiaries ("TRS"), which will allow Cabot Trust (directly or indirectly through Cabot L.P.) to own up to 100% of a TRS (previously limited to 10% of the voting stock). As a result of this legislation, for federal income tax purposes, Cabot Trust and Cabot Advisors have jointly elected to treat Cabot Advisors as a TRS.

In addition, under the RMA, not more than 20% of the value of a REIT's total assets may be represented by securities of one or more TRS. A TRS will be subject to full corporate level taxation on its earnings, but will be permitted to engage in certain types of activities that cannot currently be performed by REITs or their controlled subsidiaries without jeopardizing REIT status. A TRS is subject to certain limitations on the deductibility of certain payments made to the associated REIT which could materially increase the taxable income of the TRS and are subject to prohibited transaction taxes on certain other payments made to the associated REIT. Moreover, rents paid by a taxable REIT subsidiary to the associated REIT may be excluded from qualification as rents from real property under certain circumstances.

Leases
Cabot L.P.'s properties typically are leased on a triple net basis, meaning that the tenants pay their proportionate share of real estate taxes and operating costs. However, some of the properties are leased at higher gross rents with Cabot L.P. being responsible for paying a stated amount of real estate taxes and operating costs and tenants being responsible for any and all increases in such taxes and costs above that stated amount. Excluding lease renewal options, lease terms typically range from three to five years or, for leases that are renewed, a shorter period of generally two to three years. Approximately 55% (based on annualized net rent) of Cabot L.P.'s leases contain provisions for automatic increases of a specified amount or percentage at a certain point or points during the term of the lease.


Employees
At December 31, 2001, Cabot L.P. and Cabot Advisors had no employees.

Item 2.     Properties
            ----------

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

The table set forth on the next page summarizes information regarding Cabot L.P.'s properties and markets as of December 31, 2001. All of the properties listed are owned, directly or through title holding entities, by Cabot L.P. As of December 31, 2001, certain of the properties detailed below, with a net book value of $444.9 million, were security for loans aggregating $238.4 million (excluding discounts and premiums) at December 31, 2001.


                                               Properties by Region and Market
                                               -------------------------------
                                                   As of December 31, 2001
                                                   -----------------------

                                                                                Rentable Sq. Ft.      Annualized Net Rent(1)
                                                                                ----------------      -------------------
                                                           Year
                                                           Built/      No. of            Percent            Percent   Per Leased
     Property Type and Location                           Renovated  Properties  Number  Leased   Amount    of Total    Sq. Ft.
     --------------------------                           ---------  ----------  ------  ------   ------    --------    -------

     BULK DISTRIBUTION PROPERTIES

     WEST REGION
Los Angeles Market
     Vintage Avenue, Ontario , CA                             1988          1    284,559  100% $  973,200        0.6%   $3.42
     Dahlia Street, Fontana , CA                              1989          1    278,560  100%  1,032,036        0.6%    3.70
     Deforest Circle, Mira Loma , CA                          1992          1    250,584  100%    943,269        0.5%    3.76
     Santa Anita Avenue, Rancho Cucamonga , CA                1988          1    212,300  100%    726,066        0.4%    3.42
     San Fernando Road, Sun Valley , CA                       1980          1    181,635  100%  1,079,598        0.6%    5.94
     Rowland Street, City of Industry , CA                    1998          1    181,635  100%    814,451        0.5%    4.48
     South Rockfeller Avenue, Ontario , CA                    1986          1    164,140    0%          0        0.0%    0.00
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                       7  1,553,413   89%  5,568,620        3.2%    4.01
Phoenix Market
     North 104th Avenue, Tolleson , AZ                        1995          1    279,279  100%    857,036        0.5%    3.07
     North 103rd Street, Phoenix , AZ                         1999          1    279,186  100%    812,430        0.4%    2.91
     West Van Buren, Tolleson , AZ                            1997          1    278,142  100%    884,491        0.5%    3.18
     South 84th Avenue, Tolleson , AZ                         1989          1    236,007   51%    496,612        0.3%    4.10
     South 41st Avenue, Building 2, Phoenix , AZ              1985          1    223,944  100%    700,439        0.4%    3.13
     South 63rd Avenue, Phoenix , AZ                          1990          1    168,165  100%    511,033        0.3%    3.04
     North 47th Avenue, Phoenix , AZ                          1985          1    163,200  100%    473,451        0.3%    2.90
     South 49th Avenue, Phoenix , AZ                          1989          1    114,871  100%    379,074        0.2%    3.30
     South 55th Avenue, Phoenix , AZ                          1986          1    100,000  100%    348,000        0.2%    3.48
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                       9  1,842,794   94%  5,462,566        3.1%    3.16
San Diego Market
     Dornoch Court, San Diego , CA                            1988          1    220,000  100%  1,165,199        0.7%    5.30
     Newton Drive, Carlsbad , CA                              1999          1    179,721  100%  1,189,716        0.7%    6.62
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                       2    399,721  100%  2,354,915        1.4%    5.89
                                                                   --------------------------- --------------------------------

                                 WEST REGION SUBTOTAL                      18  3,795,928   93% 13,386,101        7.7%    3.81

     SOUTHWEST REGION

Dallas Market
     DFW Trade Center, Building 1, Grapevine , TX             1996          1    540,000  100%  1,865,748        1.1%    3.46
     Patriot Drive, Building 2, Grapevine , TX                1997          1    503,074  100%  1,644,780        0.9%    3.27
     DFW Trade Center, Building 2, Grapevine , TX             1997          1    440,000  100%  1,278,000        0.7%    2.90
     Luna Road, Carrollton , TX                               1996          1    205,400  100%    679,992        0.4%    3.31
     Patriot Drive, Building 1, Grapevine , TX                1997          1    142,748  100%    470,304        0.3%    3.29
     Airline Drive, Building 2, Coppell , TX                  1990          1    140,800  100%    528,000        0.3%    3.75
                                                                   --------------------------- --------------------------------

                            SOUTHWEST REGION SUBTOTAL                       6  1,972,022  100%  6,466,824        3.7%    3.28


                                               Properties by Region and Market
                                               -------------------------------
                                                   As of December 31, 2001
                                                   -----------------------

                                                                                Rentable Sq. Ft.      Annualized Net Rent(1)
                                                                                ----------------      -------------------
                                                           Year
                                                           Built/      No. of            Percent            Percent   Per Leased
     Property Type and Location                           Renovated  Properties  Number  Leased   Amount    of Total    Sq. Ft.
     --------------------------                           ---------  ----------  ------  ------   ------    --------    -------

     MIDWEST REGION
Chicago Market
     West 73rd Street, Building 2, Bedford Park , IL          1986          1    380,269  100%  1,261,663        0.7%    3.32
     Crossroads Parkway, Bolingbrook , IL                     1995          1    299,520  100%  1,138,016        0.7%    3.80
     Mark Street, Wood Dale , IL                              1985          1    234,000    0%          0        0.0%    0.00
     West 73rd Street, Building 1, Bedford Park , IL          1982          1    233,282  100%    759,317        0.5%    3.25
     West 73rd Street, Building 3, Bedford Park , IL          1979          1    232,000   74%    556,010        0.3%    3.25
     Arthur Avenue, Elk Grove , IL                       1978/1995          1    230,768  100%    745,380        0.4%    3.23
     Harvester Drive, Chicago , IL                            1974          1    212,922  100%    727,562        0.4%    3.42
     Remington Street, Bolingbrook , IL                       1996          1    212,333  100%    814,784        0.5%    3.84
     Ambassador Road, Naperville , IL                         1996          1    203,500   79%    564,755        0.3%    3.53
     South Frontenac, Naperville , IL                         1975          1    200,117  100%    664,221        0.4%    3.32
     North Raddant Road, Batavia , IL                         1991          1    170,462  100%    711,954        0.4%    4.18
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                      11  2,609,173   87%  7,943,662        4.6%    3.50
Cincinnati/Northern Kentucky Market
     Holton Drive, Independence , KY                          1996          1    352,000  100%  1,146,490        0.7%    3.26
     Kingsley Drive, Building 2, Cincinnati , OH              1981          1    249,402    0%          0        0.0%    0.00
     Kentucky Drive, Building 1, Florence , KY                1998          1    219,300  100%    690,127        0.4%    3.15
     International Road, Building 2, Cincinnati , OH          1990          1    204,800  100%    721,520        0.4%    3.52
     International Way, Hebron , KY                           1990          1    192,000  100%    585,256        0.3%    3.05
     International Road, Building 1, Cincinnati , OH          1990          1    192,000  100%    547,200        0.3%    2.85
     Kingsley Drive, Building 1, Cincinnati , OH              1981          1    154,004  100%    522,249        0.3%    3.39
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                       7  1,563,506   84%  4,212,842        2.4%    3.21
Columbus Market
     Westbelt Drive, Building 2, Columbus , OH                1980          1    229,200  100%    584,460        0.3%    2.55
     Equity Drive, Building 1, Columbus , OH                  1980          1    227,480   68%    435,465        0.3%    2.80
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                       2    456,680   84%  1,019,925        0.6%    2.65
Other Market
     North State Road #9, Howe , IN                           1988          1    346,515  100%    748,472        0.4%    2.16
                                                                   --------------------------- --------------------------------

                              MIDWEST REGION SUBTOTAL                      21  4,975,874   87% 13,924,901        8.0%    3.23

     SOUTHEAST REGION

Atlanta Market
     Highway 316, Dacula , GA                                 1989          1    326,019  100%  1,117,779        0.6%    3.43
     Westgate Parkway, Atlanta , GA                           1988          1    231,835  100%    695,505        0.4%    3.00
     Evergreen Boulevard, Building 1, Duluth , GA             1999          1    180,000  100%    711,000        0.5%    3.95
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                       3    737,854  100%  2,524,284        1.5%    3.42
Charlotte Market
     Marine Drive, Rock Hill , SC                             1997          1    471,744  100%  1,369,236        0.7%    2.90
     Nations Ford Road, Charlotte , NC                        1999          1    259,200  100%    870,378        0.5%    3.36
     Westinghouse Blvd., Building 3, Charlotte , NC           1994          1    183,551  100%    630,094        0.4%    3.43
     Reames Road, Charlotte , NC                              1994          1    105,600  100%    333,354        0.2%    3.16
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                       4  1,020,095  100%  3,203,062        1.8%    3.14
Memphis Market
     Pilot Drive, Memphis , TN                                1987          1    336,080  100%    881,090        0.5%    2.62
                                                                   --------------------------- --------------------------------

Orlando Market
     Landstreet Road, Building 1, Orlando , FL                1997          1    355,732  100%  1,639,782        0.9%    4.61
                                                                   --------------------------- --------------------------------

                            SOUTHEAST REGION SUBTOTAL                       9  2,449,761  100%  8,248,218        4.7%    3.37


                                               Properties by Region and Market
                                               -------------------------------
                                                   As of December 31, 2001
                                                   -----------------------

                                                                                Rentable Sq. Ft.      Annualized Net Rent(1)
                                                                                ----------------      -------------------
                                                           Year
                                                           Built/      No. of            Percent            Percent   Per Leased
     Property Type and Location                           Renovated  Properties  Number  Leased   Amount    of Total    Sq. Ft.
     --------------------------                           ---------  ----------  ------  ------   ------    --------    -------

     NORTHEAST REGION

Baltimore/Washington Market
     Oceano Avenue, Jessup , MD                               1987          1    243,895    0%          0        0.0%    0.00
     Tar Bay Drive, Jessup , MD                               1990          1    210,000  100%    791,629        0.5%    3.77
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                       2    453,895   46%    791,629        0.5%    3.77
Harrisburg Market
     Cumberland Parkway, Harrisburg , PA                      1992          1    340,000  100%  1,190,000        0.7%    3.50
     Brackbill Boulevard, Building 1, Mechanicsburg, PA  1984/1988          1    259,200  100%    913,069        0.5%    3.52
     Brackbill Boulevard, Building 2, Mechanicsburg, PA  1986/1988          1    235,200  100%    828,432        0.5%    3.52
     Fulling Mill Road, Harrisburg , PA                       1999          1    186,000  100%    716,474        0.4%    3.85
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                       4  1,020,400  100%  3,647,975        2.1%    3.58
New York/New Jersey Market
     Herrod Boulevard, South Brunswick , NJ              1989/1998          1    400,000  100%  1,658,449        1.0%    4.15
     South Middlesex Avenue, Building 1, Cranbury, NJ         1989          1    204,369  100%    735,728        0.4%    3.60
     Birch Creek Road, Bridgeport , NJ                   1991/1997          1    203,229  100%    792,463        0.5%    3.90
     Pepes Farm Road, Milford , CT                            1980          1    200,000  100%    965,000        0.6%    4.83
     Pierce Street, Franklin Township , NJ                    1984          1    182,764  100%    913,824        0.5%    5.00
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                       5  1,190,362  100%  5,065,464        3.0%    4.26
                                                                   --------------------------- --------------------------------

                            NORTHEAST REGION SUBTOTAL                      11  2,664,657   91%  9,505,068        5.6%    3.93
                                                                   --------------------------- --------------------------------

     BULK DISTRIBUTION PROPERTIES TOTAL                                    65 15,858,242   93% 51,531,112       29.7%    3.51


     MULTITENANT DISTRIBUTION PROPERTIES

     WEST REGION

Los Angeles Market
     East Dyer Road, Santa Ana , CA                      1954/1965          1    372,096  100%  1,946,347        1.0%    5.23
     Alondra Boulevard, La Mirada , CA                   1969/1975          1    237,089  100%    982,071        0.6%    4.14
     West Rincon Street, Corona , CA                          1986          1    162,900  100%    794,400        0.5%    4.88
     Industry Circle, La Mirada , CA                     1966/1973          1    112,946  100%    555,696        0.3%    4.92
     12th Street, Chino , CA                                  1990          1    104,600   66%    290,531        0.2%    4.22
     North San Fernando Road, Building 1, Los Angeles, CA     1965          1    102,800  100%    646,537        0.4%    6.29
     East Vista Bella Way, Rancho Dominguez , CA              1973          1    100,000  100%    478,942        0.3%    4.79
     West Manville Street, Rancho Dominguez , CA              1980          1    100,000  100%    472,084        0.3%    4.72
     East Santa Ana Street, Building 1, Ontario , CA          1989          1     98,782  100%    330,541        0.2%    3.35
     Jersey Court, Rancho Cucamonga , CA                      1989          1     88,134  100%    291,000        0.2%    3.30
     Sixth Street, Rancho Cucamonga, CA                       2001          1     87,760  100%    418,056        0.2%    4.76
     Tyburn Street, Los Angeles , CA                          1965          1     85,142  100%    559,572        0.3%    6.57
     East Cedar Street, Ontario , CA                          1999          1     81,322  100%    396,078        0.2%    4.87
     North San Fernando Road, Building 2, Los Angeles, CA     1965          1     80,500  100%    686,041        0.4%    8.52
     Parco Street, Ontario , CA                               1999          1     72,000  100%    317,709        0.2%    4.41
     South Parco Street, Ontario , CA                         1999          1     71,484  100%    432,588        0.2%    6.05
     East Santa Ana Street, Building 2, Ontario , CA          1990          1     62,398    0%          0        0.0%    0.00
     North San Fernando Road, Building 3, Los Angeles, CA     1965          1     58,860  100%    472,057        0.3%    8.02
                                                                   --------------------------- --------------------------------

                                                                           18  2,078,813   95% 10,070,250        5.8%    5.08
                                      Market Subtotal


                                               Properties by Region and Market
                                               -------------------------------
                                                   As of December 31, 2001
                                                   -----------------------

                                                                                Rentable Sq. Ft.      Annualized Net Rent(1)
                                                                                ----------------      -------------------
                                                           Year
                                                           Built/      No. of            Percent            Percent   Per Leased
     Property Type and Location                           Renovated  Properties  Number  Leased   Amount    of Total    Sq. Ft.
     --------------------------                           ---------  ----------  ------  ------   ------    --------    -------
Phoenix Market
     South 40th Avenue, Building 3, Phoenix , AZ              1987          1    201,600  100%    665,280        0.4%    3.30
     South 41st Avenue, Building 1, Phoenix , AZ              1989          1    161,230  100%    459,505        0.3%    2.85
     South 39th Avenue, Phoenix , AZ                          1989          1    159,450  100%    677,391        0.4%    4.25
     44th Avenue, Phoenix , AZ                                1997          1    144,592  100%    513,434        0.3%    3.55
     South 53rd Avenue, Phoenix , AZ                          1987          1    127,680  100%    360,057        0.2%    2.82
     South 40th Avenue, Building 2, Phoenix , AZ              1989          1    127,042  100%    394,025        0.2%    3.10
     South 40th Avenue, Building 1, Phoenix , AZ              1989          1    126,360  100%    368,453        0.2%    2.92
     South 9th Street, Phoenix , AZ                           1983          1     89,423  100%    491,139        0.3%    5.49
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                       8  1,137,377  100%  3,929,284        2.3%    3.45
San Francisco Market
     Cherry Street, Building 2, Newark , CA                   1960          1    274,349   90%  1,037,464        0.6%    4.19
     Cherry Street, Building 1, Newark , CA                   1990          1    226,322   45%    640,835        0.4%    6.33
     McLaughlin Avenue, San Jose , CA                         1975          1    134,483  100%    743,670        0.4%    5.53
     Cherry Street, Building 3, Newark , CA                   1990          1    108,170  100%    884,016        0.5%    8.17
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                       4    743,324   80%  3,305,985        1.9%    5.59
Seattle Market
     Kent West Corporate Park, II, Kent , WA                  1989          1    250,820  100%  1,030,728        0.6%    4.11
     South 266th Street, Kent , WA                            2000          1     92,400  100%    566,628        0.3%    6.13
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                       2    343,220  100%  1,597,356        0.9%    4.65
                                                                   --------------------------- --------------------------------

                                 WEST REGION SUBTOTAL                      32  4,302,734   94% 18,902,875       10.9%    4.66

     SOUTHWEST REGION

Dallas Market
     North Lake Drive, Coppell , TX                           1982          1    230,400   81%    606,001        0.3%    3.24
     East Plano Parkway, Building 2,  Plano , TX              1998          1    210,560  100%    989,640        0.5%    4.70
     Regency Crest Drive, Dallas , TX                         1999          1    176,635  100%    632,566        0.4%    3.58
     Hillguard Road, Building 3, Dallas , TX                  1980          1    122,798   75%    296,799        0.2%    3.23
     10th Street, Building 2, Plano , TX                      1997          1    107,260  100%    430,968        0.2%    4.02
     10th Street, Building 1, Plano , TX                      1997          1     99,679  100%    473,574        0.3%    4.75
     Diplomat Drive, Building 2, Farmers Branch , TX          1984          1     82,756  100%    339,523        0.2%    4.10
     113th Street, Arlington , TX                             1979          1     79,735  100%    291,032        0.2%    3.65
     Airline Drive ,Building 1, Coppell , TX                  1991          1     75,000  100%    281,250        0.2%    3.75
     Hillguard Road, Building 2, Dallas , TX                  1980          1     71,565  100%    234,843        0.1%    3.28
     Hillguard Road, Building 1, Dallas , TX                  1980          1     53,647  100%    185,859        0.1%    3.46
                                                                   --------------------------- --------------------------------

                            SOUTHWEST REGION SUBTOTAL                      11  1,310,035   94%  4,762,055        2.7%    3.85

     MIDWEST REGION

Chicago Market
     Medinah Road, Building 1, Chicago , IL                   1986          1    319,459    0%          0        0.0%    0.00
     Medinah Road, Building 2, Chicago , IL                   1986          1    162,840  100%    643,218        0.4%    3.95
     Greenleaf Avenue, Elk Grove Village , IL            1968/1995          1    150,000   88%    609,501        0.3%    4.62
     High Grove Lane, Naperville , IL                         1994          1     95,000    0%          0        0.0%    0.00
     South 78th Avenue, Hickory Hills , IL                    1981          1     83,096   77%    282,152        0.2%    4.38
     Swenson Avenue, St. Charles , IL                         1988          1     81,110  100%    327,474        0.2%    4.04
     Western Avenue, Lisle , IL                          1979/1985          1     67,996  100%    396,743        0.2%    5.83
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                       7    959,501   53%  2,259,088        1.3%    4.44


                                               Properties by Region and Market
                                               -------------------------------
                                                   As of December 31, 2001
                                                   -----------------------

                                                                                Rentable Sq. Ft.      Annualized Net Rent(1)
                                                                                ----------------      -------------------
                                                           Year
                                                           Built/      No. of            Percent            Percent   Per Leased
     Property Type and Location                           Renovated  Properties  Number  Leased   Amount    of Total    Sq. Ft.
     --------------------------                           ---------  ----------  ------  ------   ------    --------    -------
Cincinnati/Northern Kentucky Market
     Lake Forest Drive, Building 1, Blue Ash , OH             1978          1    239,891   73%    511,107        0.3%    2.90
     Lake Forest Drive, Building 2, Blue Ash , OH             1979          1    176,956  100%    522,711        0.3%    2.95
     Kenwood Road, Building 2, Blue Ash , OH                  1975          1    144,843  100%    337,484        0.2%    2.33
     Kenwood Road, Building 1, Blue Ash , OH                  1965          1    121,284  100%    288,067        0.2%    2.38
     Kenwood Road, Building 3, Blue Ash , OH                  1964          1    103,415  100%    240,957        0.1%    2.33
     Kenwood Road, Building 4, Blue Ash , OH                  1969          1    102,100  100%    256,275        0.1%    2.51
     Kenwood Road, Building 7, Blue Ash , OH                  1973          1    100,320    0%          0        0.0%    0.00
     Kenwood Road, Building 5, Blue Ash , OH                  1970          1    100,000  100%    304,874        0.2%    3.05
     Kenwood Road, Building 6, Blue Ash , OH                  1971          1     98,093  100%    329,535        0.2%    3.36
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                       9  1,186,902   86%  2,791,010        1.6%    2.73
Columbus Market
     Port Road, Building 1, Franklin County , OH              1995          1    205,109   87%    652,220        0.4%    3.66
     Westbelt Drive, Building 1, Columbus , OH                1980          1    202,000  100%  1,070,600        0.5%    5.30
     Twin Creek Drive, Columbus , OH                          1989          1    176,000  100%    523,653        0.3%    2.98
     Port Road, Building 2, Franklin County , OH              1995          1    156,000  100%    457,099        0.3%    2.93
     International Street, Columbus , OH                      1988          1    152,800   39%    123,825        0.1%    2.06
     Dividend Drive, Columbus , OH                            1980          1    144,850  100%    464,968        0.3%    3.21
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                       6  1,036,759   88%  3,292,365        1.9%    3.59

Minneapolis Market
     Lexington Avenue, Eagan , MN                        1979/1994          1    184,432   95%    665,324        0.4%    3.79
     Trenton Lane, Plymouth , MN                              1994          1    122,032  100%    617,930        0.4%    5.06
     Woodale Drive, Building 1, Mounds View , MN              1992          1     78,016  100%    387,131        0.2%    4.96
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                       3    384,480   98%  1,670,385        1.0%    4.45
                                                                   --------------------------- --------------------------------

                              MIDWEST REGION SUBTOTAL                      25  3,567,642   79% 10,012,848        5.8%    3.55

     SOUTHEAST REGION

Atlanta Market
     Westpark Drive, Building 1, Atlanta , GA                 1981          1    216,074  100%    570,353        0.3%    2.64
     Buford Highway, Duluth , GA                              1995          1    210,000   76%    492,564        0.3%    3.09
     Summit Ridge Parkway, Building 2, Duluth , GA            1995          1    173,360  100%    565,973        0.3%    3.26
     Atlanta Industrial Drive, Atlanta , GA                   1986          1    161,965  100%    443,573        0.3%    2.74
     Summit Ridge Parkway, Building 1, Duluth , GA            1997          1    152,282   68%    381,623        0.2%    3.66
     Northmont Parkway, Building 2, Duluth , GA               1999          1    145,940  100%    661,974        0.4%    4.54
     Evergreen Boulevard, Building 2, Duluth , GA             1999          1    140,250  100%    501,368        0.3%    3.57
     Northmont Parkway, Building 5, Duluth , GA               2000          1    132,912  100%    653,927        0.4%    4.92
     Westpark Drive, Building 2, Atlanta , GA                 1981          1    130,722  100%    286,828        0.2%    2.19
     Northmont Parkway, Building 1, Duluth , GA               1998          1    123,537   74%    413,296        0.2%    4.54
     Summit Ridge Parkway, Building 3, Duluth , GA            1996          1    100,800  100%    323,568        0.2%    3.21
     Northmont Parkway, Building 3, Duluth , GA               2000          1     90,000  100%    360,000        0.2%    4.00
     Williams Drive, Building 1, Marietta , GA                1987          1     84,124  100%    354,374        0.2%    4.21
     Williams Drive, Building 2, Marietta , GA                1987          1     70,164  100%    259,584        0.1%    3.70
     Williams Drive, Building 3, Marietta , GA                1987          1     54,032  100%    238,688        0.1%    4.42
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                      15  1,986,162   93%  6,507,693        3.7%    3.51
Charlotte Market
     Westinghouse Boulevard, Building 4, Charlotte , NC       1988          1    159,085  100%    548,844        0.3%    3.45
     Brookford Street, Charlotte , NC                    1984/1999          1    122,000  100%    410,964        0.3%    3.37
     Westinghouse Boulevard, Building 1, Charlotte , NC       1994          1    121,900  100%    431,016        0.2%    3.54
     Cordage Street, Charlotte , NC                           1981          1    112,000   86%    330,141        0.2%    3.44
     Westinghouse Boulevard, Building 2, Charlotte , NC       1992          1    104,000  100%    361,692        0.2%    3.48
                                                                   --------------------------- --------------------------------
                                      Market Subtotal                       5    618,985   97%  2,082,657        1.2%    3.45


                                               Properties by Region and Market
                                               -------------------------------
                                                   As of December 31, 2001
                                                   -----------------------

                                                                                Rentable Sq. Ft.      Annualized Net Rent(1)
                                                                                ----------------      -------------------
                                                           Year
                                                           Built/      No. of            Percent            Percent   Per Leased
     Property Type and Location                           Renovated  Properties  Number  Leased   Amount    of Total    Sq. Ft.
     --------------------------                           ---------  ----------  ------  ------   ------    --------    -------
Orlando Market
     Orlando Central Park, Building 3, Orlando , FL           1991          1    356,583  100%  1,486,572        0.9%    4.17
     Orlando Central Park, Building 1, Orlando , FL           1988          1    267,432  100%    947,634        0.5%    3.54
     Orlando Central Park, Building 2, Orlando , FL      1992/1998          1    156,660  100%    532,644        0.3%    3.40
     Orlando Central Park, Building 5, Orlando , FL      1985/1998          1    139,800  100%    523,491        0.3%    3.74
     Orlando Central Park, Building 4, Orlando , FL      1984/1998          1    133,424   62%    309,073        0.2%    3.74
     Orlando Central Park, Building 6, Orlando , FL      1986/1998          1    119,000   74%    318,748        0.2%    3.61
     Exchange Drive, Orlando , FL                        1999/1998          1    115,728  100%    462,246        0.3%    3.99
     Kingspointe Parkway, Orlando , FL                        1990          1    101,903  100%    353,144        0.2%    3.47
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                       8  1,390,530   94%  4,933,552        2.9%    3.77
South Florida Market
     Northwest 70th Avenue, Building 1, Miami , FL            1977          1    215,019  100%  1,174,092        0.6%    5.46
     Northwest 70th Avenue, Building 2, Miami , FL       1972/1978          1     91,000  100%    460,723        0.3%    5.06
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                       2    306,019  100%  1,634,815        0.9%    5.34
                                                                   --------------------------- --------------------------------

                            SOUTHEAST REGION SUBTOTAL                      30  4,301,696   95% 15,158,717        8.7%    3.72

     NORTHEAST REGION

Baltimore/Washington Market
     Stayton Drive, Jessup , MD                               1985          1    125,800  100%    521,874        0.3%    4.15
     Bollman Place, Savage , MD                               1985          1    104,409  100%    498,835        0.3%    4.78
     Port Capital Drive, Jessup , MD                          1974          1     94,381  100%    501,922        0.3%    5.32
     Greenwood Place, Savage , MD                             1985          1     77,424   33%    108,039        0.1%    4.22
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                       4    402,014   87%  1,630,670        1.0%    4.66
Boston Market
     Sunnyslope Avenue, Tewksbury , MA                        1987          1    153,641  100%    743,216        0.4%    4.84
     Kenwood Circle, Franklin , MA                            1987          1    153,369  100%    638,834        0.4%    4.17
     South Street, Hopkinton , MA                             1987          1     70,600  100%    376,385        0.2%    5.33
     Progress Road, Building 2, Billerica , MA                1988          1     69,500  100%    369,575        0.2%    5.32
     Progress Road, Building 1, Billerica , MA                1988          1     57,600  100%    366,300        0.2%    6.36
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                       5    504,710  100%  2,494,310        1.4%    4.94
Harrisburg Market
     Ritter Road, Mechanicsburg , PA                          1986          1     37,800  100%    226,800        0.1%    6.00
                                                                   --------------------------- --------------------------------

New York/New Jersey Market
     Port Jersey Boulevard, Building 1, Port Jersey , NJ      1974          1    425,121  100%  1,983,724        1.1%    4.67
     Industrial Drive, Building 1, Port Jersey , NJ           1976          1    263,717  100%  1,041,682        0.6%    3.95
     Colony Road, Building 1, Port Jersey , NJ                1976          1    262,453  100%    918,438        0.6%    3.50
     Port Jersey Boulevard, Building 2, Port Jersey , NJ      1974          1    204,564  100%    920,538        0.5%    4.50
     South Middlesex Avenue, Building 2, Cranbury , NJ        1982          1    203,404  100%    772,935        0.4%    3.80
     Industrial Drive, Building 2, Port Jersey , NJ           1976          1    154,000  100%    639,099        0.4%    4.15
     Colony Road, Building 2, Port Jersey , NJ                1974          1    124,933  100%    499,731        0.3%    4.00
     Industrial Drive, Building 3, Port Jersey , NJ           1972          1     45,274  100%    192,414        0.1%    4.25
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                       8  1,683,466  100%  6,968,561        4.0%    4.14
                                                                   --------------------------- --------------------------------

                            NORTHEAST REGION SUBTOTAL                      18  2,627,990   98% 11,320,341        6.5%    4.39
                                                                   --------------------------- --------------------------------

     MULTITENANT DISTRIBUTION PROPERTIES TOTAL                            116 16,110,097   92% 60,156,836       34.6%    4.08


                                               Properties by Region and Market
                                               -------------------------------
                                                   As of December 31, 2001
                                                   -----------------------

                                                                                Rentable Sq. Ft.      Annualized Net Rent(1)
                                                                                ----------------      -------------------
                                                           Year
                                                           Built/      No. of            Percent            Percent   Per Leased
     Property Type and Location                           Renovated  Properties  Number  Leased   Amount    of Total    Sq. Ft.
     --------------------------                           ---------  ----------  ------  ------   ------    --------    -------
     WORKSPACE DISTRIBUTION PROPERTIES

     WEST REGION

Los Angeles Market
     Lassen Street, Chatsworth , CA                           1968          1    124,518  100%    776,992        0.4%    6.24
     East Howell Avenue, Building 1, Anaheim , CA             1968          1     81,475  100%    347,385        0.3%    4.26
     Altura Street, Buena Park , CA                      1967/1988          1     67,350  100%    398,006        0.3%    5.91
     North San Fernando Road, Building 4, Los Angeles , CA    1992          1     66,410   96%    604,277        0.3%    9.46
     Commonwealth Avenue, Fullerton , CA                      1965          1     64,292  100%    272,317        0.2%    4.24
     Artesia Avenue, Building 2, Fullerton , CA               1991          1     60,502  100%    309,199        0.2%    5.11
     Artesia Avenue, Building 1, Fullerton , CA               1991          1     55,498  100%    315,493        0.2%    5.68
     Lincoln Way, Building 3, Garden Grove , CA               1983          1     43,097  100%    376,915        0.3%    8.75
     Lincoln Way, Building 4, Garden Grove , CA               1983          1     41,929  100%    455,461        0.3%   10.86
     North San Fernando Road, Building 5, Los Angeles , CA    1992          1     41,894   78%    307,383        0.2%    9.45
     Lincoln Way, Building 2, Garden Grove , CA               1986          1     41,184  100%    389,520        0.2%    9.46
     Lincoln Way, Building 1, Garden Grove , CA               1983          1     37,060  100%    378,012        0.2%   10.20
     Wilshire Avenue, Building 2, Santa Ana , CA              1986          1     36,927  100%    247,081        0.1%    6.69
     Shoemaker Avenue, Building 1, Santa Fe Springs , CA      1989          1     36,585  100%    213,546        0.1%    5.84
     Union Place, Building 2, Simi Valley , CA                1987          1     36,538  100%    352,190        0.2%    9.64
     Connector Lane, Huntington Beach , CA                    1986          1     34,821  100%    277,108        0.2%    7.96
     Shoemaker Avenue, Building 3, Santa Fe Springs , CA      1989          1     27,550  100%    157,247        0.1%    5.71
     East 166th Street, Cerritos , CA                         1978          1     27,072  100%    240,399        0.1%    8.88
     Wilshire Avenue, Building 3, Santa Ana , CA              1986          1     26,762  100%    189,474        0.1%    7.08
     Royal Avenue, Simi Valley , CA                           1988          1     26,120  100%    208,043        0.1%    7.96
     East Howell Avenue, Building 2, Anaheim , CA             1991          1     25,962  100%    142,560        0.1%    5.49
     Union Place, Building 1, Simi Valley , CA                1985          1     22,710  100%    157,358        0.1%    6.93
     Wilshire Avenue, Building 1, Santa Ana , CA              1986          1     18,500  100%    116,550        0.1%    6.30
     Shoemaker Avenue, Building 2, Santa Fe Springs , CA      1989          1     17,800   50%     58,004        0.0%    6.52
     North San Fernando Road, Building 6, Los Angeles , CA    1993          1     17,000  100%    233,750        0.1%   13.75
     Shoemaker Avenue, Building 4, Santa Fe Springs , CA      1989          1     10,784  100%     60,692        0.0%    5.63
     Anza Drive, Building 1, Valencia , CA                    1990          1     10,296  100%     70,017        0.0%    6.80
     Anza Drive, Building 3, Valencia , CA                    1990          1      8,663  100%     67,753        0.0%    7.82
     Anza Drive, Building 2, Valencia , CA                    1990          1      7,944  100%     61,692        0.0%    7.77
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                      29  1,117,243   98%  7,784,424        4.5%    7.10
Phoenix Market
     East Watkins Street, Phoenix , AZ                        1998          1    101,932  100%    998,437        0.5%    9.80
     South 16th Street, Phoenix , AZ                          1998          1     85,259  100%    807,367        0.5%    9.47
     East Encanto Drive, Tempe , AZ                           1990          1     81,817  100%    369,986        0.2%    4.52
     South Priest Drive, Tempe , AZ                           1988          1     54,900  100%    394,200        0.2%    7.18
     West Southern Avenue, Tempe , AZ                         1985          1     43,449   75%    244,977        0.1%    7.52
     West 24th Street, Building 2, Tempe , AZ                 1980          1     36,000  100%    233,280        0.1%    6.48
     East University Drive, Building 4, Phoenix , AZ          1988          1     33,841   81%    278,553        0.2%   10.12
     West Alameda Drive, Building 1, Tempe , AZ               1984          1     30,606   67%    113,853        0.1%    5.58
     West Alameda Drive, Building 2, Tempe , AZ               1984          1     30,606  100%    168,525        0.1%    5.51
     West Alameda Drive, Building 3, Tempe , AZ               1984          1     30,606  100%    156,116        0.1%    5.10
     West Alameda Drive, Building 4, Tempe , AZ               1984          1     30,606   50%     82,636        0.0%    5.40
     East University Drive, Building 3, Phoenix , AZ          1988          1     25,321   61%    157,661        0.1%   10.20
     East University Drive, Building 5, Phoenix , AZ          1988          1     23,362   76%    180,890        0.1%   10.18
     West 24th Street, Building 1, Tempe , AZ                 1979          1     22,400  100%    155,904        0.1%    6.96
     East University Drive, Building 1, Phoenix , AZ          1988          1     15,633   70%    107,252        0.1%    9.79
     West Geneva Street, Building 3, Tempe , AZ               1981          1     13,972  100%     88,861        0.1%    6.36
     West Geneva Street, Building 1, Tempe , AZ               1981          1     12,246  100%     91,110        0.1%    7.44
     West Geneva Street, Building 2, Tempe , AZ               1981          1     12,056  100%     76,676        0.0%    6.36
     East University Drive, Building 2, Phoenix , AZ          1988          1     11,527  100%    117,575        0.1%   10.20
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                      19    696,139   91%  4,823,859        2.8%    7.62


                                               Properties by Region and Market
                                               -------------------------------
                                                   As of December 31, 2001
                                                   -----------------------

                                                                                Rentable Sq. Ft.      Annualized Net Rent(1)
                                                                                ----------------      -------------------
                                                           Year
                                                           Built/      No. of            Percent            Percent   Per Leased
     Property Type and Location                           Renovated  Properties  Number  Leased   Amount    of Total    Sq. Ft.
     --------------------------                           ---------  ----------  ------  ------   ------    --------    -------
San Diego Market
     Avenida Encinas, Building 2, Carlsbad , CA               1993          1    126,008   51%    423,365        0.2%    6.64
     Avenida Encinas, Building 1, Carlsbad , CA               1972          1     80,000  100%    717,349        0.4%    8.97
     Airway Road, Building. 2, Otay Mesa , CA                 1996          1     78,296  100%    498,633        0.3%    6.37
     Goldentop Road, San Diego , CA                           1997          1     66,448  100%    670,433        0.4%   10.09
     Oak Ridge Way, Vista , CA                                1999          1     53,239  100%    427,632        0.2%    8.03
     Airway Road, Building 1, Otay Mesa , CA                  1996          1     44,840  100%    297,632        0.2%    6.64
     Aldergrove Avenue, Escondido , CA                        1996          1     42,333    0%          0        0.0%    0.00
     Kellogg Avenue, Carlsbad , CA                            1991          1     39,900  100%    325,358        0.2%    8.15
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                       8    531,064   80%  3,360,402        1.9%    7.88

San Francisco Market
     Brisbane Industrial Park, Building 10, Brisbane , CA     1961          1    116,400  100%     89,773        0.1%    0.77
     Huntwood Avenue, Hayward , CA                            1982          1     62,031  100%    512,403        0.3%    8.26
     Brisbane Industrial Park, Building 13, Brisbane , CA     1962          1     58,000  100%    403,680        0.2%    6.96
     Brisbane Industrial Park, Building 9, Brisbane , CA      1966          1     43,500  100%    492,000        0.3%   11.31
     Brisbane Industrial Park, Building 4, Brisbane , CA      1968          1     40,680  100%    277,099        0.2%    6.81
     Brisbane Industrial Park, Building 1, Brisbane , CA      1961          1     39,800  100%    237,231        0.1%    5.96
     Brisbane Industrial Park, Building 5, Brisbane , CA      1966          1     37,040  100%    244,690        0.1%    6.61
     Brisbane Industrial Park, Building 11, Brisbane , CA     1968          1     35,744  100%    426,648        0.2%   11.94
     Brisbane Industrial Park, Building 7, Brisbane , CA      1967          1     32,211  100%    351,864        0.2%   10.92
     Brisbane Industrial Park, Building 6, Brisbane , CA      1963          1     31,745  100%    233,710        0.1%    7.36
     Brisbane Industrial Park, Building 12, Brisbane , CA     1968          1     24,786  100%    241,276        0.1%    9.73
     Brisbane Industrial Park, Building 3, Brisbane , CA 1969/1998          1     23,586  100%    285,655        0.2%   12.11
     Brisbane Industrial Park, Building 2, Brisbane , CA      1960          1     21,186  100%    158,670        0.1%    7.49
     Brisbane Industrial Park, Building 14, Brisbane , CA     1969          1     19,100  100%    106,788        0.1%    5.59
     Brisbane Industrial Park, Building 8, Brisbane , CA      1961          1     18,600  100%    149,544        0.1%    8.04
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                      15    604,409  100%  4,211,031        2.4%    6.97

Seattle Market
     Kent West Corporate Park I, Building 4, Kent , WA        1989          1     57,990  100%    240,348        0.2%    4.14
     Kent West Corporate Park I, Building 1, Kent , WA        1989          1     41,700  100%    524,568        0.3%   12.58
     Kent West Corporate Park I, Building 3, Kent , WA        1989          1     36,250   50%     81,701        0.0%    4.52
     79th Avenue South, Kent , WA                             2000          1     35,872  100%    202,980        0.1%    5.66
     Kent West Corporate Park I, Building 2, Kent , WA        1989          1     16,000  100%    123,780        0.1%    7.74
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                       5    187,812   90%  1,173,377        0.7%    6.92
                                                                   --------------------------- --------------------------------

                                 WEST REGION SUBTOTAL                      76  3,136,667   93% 21,353,093       12.3%    7.29

     SOUTHWEST REGION

Dallas Market
     DFW Trade Center, Building 3, Grapevine , TX             1997          1    202,361  100%  1,723,670        1.0%    8.52
     Summit Avenue, Plano , TX                                1999          1    120,276  100%    745,868        0.4%    6.20
     Shiloh Road, Plano , TX                                  1998          1     76,320  100%    453,708        0.3%    5.94
     Avenue F, Plano , TX                                     1984          1     73,086   84%    570,305        0.3%    9.34
     East Plano Parkway, Building 5, Plano , TX               1998          1     67,372  100%    549,018        0.3%    8.15
     East Plano Parkway, Building 4, Plano , TX               1998          1     65,135  100%    488,520        0.3%    7.50
     Bradley Lane, Carrollton , TX                            1984          1     56,531  100%    215,892        0.1%    3.82
     East Collins Blvd., Richardson , TX                      1985          1     56,460  100%    373,148        0.2%    6.61
     East Plano Parkway, Building 3, Plano , TX               1999          1     53,833  100%    550,627        0.3%   10.23
     Diplomat Drive, Building 1, Farmers Branch , TX          1997          1     53,375  100%    325,044        0.2%    6.09
     E. Randol Mill Road, Arlington , TX                      2000          1     50,888  100%    470,712        0.2%    9.25



                                               Properties by Region and Market
                                               -------------------------------
                                                   As of December 31, 2001
                                                   -----------------------

                                                                                Rentable Sq. Ft.      Annualized Net Rent(1)
                                                                                ----------------      -------------------
                                                           Year
                                                           Built/      No. of            Percent            Percent   Per Leased
     Property Type and Location                           Renovated  Properties  Number  Leased   Amount    of Total    Sq. Ft.
     --------------------------                           ---------  ----------  ------  ------   ------    --------    -------
     Capital Avenue, Building 1, Plano , TX                   1986          1     50,270  100%    273,229        0.2%    5.44
     Capital Avenue, Building 2, Plano , TX                   1986          1     50,270  100%    276,485        0.2%    5.50
                                                                   --------------------------- --------------------------------

                            SOUTHWEST REGION SUBTOTAL                      13    976,177   99%  7,016,226        4.0%    7.28

     MIDWEST REGION

Chicago Market
     Beeline Drive & Meyer Road, Bensenville , IL             1968          1     96,550  100%    449,994        0.2%    4.66
     Business Center, Building 2, Mt. Propect , IL            1989          1     79,900  100%    720,600        0.4%    9.02
     Tower Lane, Bensenville , IL                             1977          1     76,737   67%    328,369        0.2%    6.35
     Territorial Drive, Building 2, Bolingbrook , IL          1998          1     58,037  100%    333,278        0.2%    5.74
     Feehanville Drive, Mount Prospect , IL                   1987          1     57,150  100%    454,342        0.3%    7.95
     Kingsland Drive, Batavia , IL                            1990          1     54,522   94%    255,895        0.1%    4.97
     Territorial Drive, Building 1, Bolingbrook , IL          1998          1     51,874  100%    296,775        0.2%    5.72
     Remington Boulevard., Bolingbrook , IL                   1996          1     45,220  100%    278,103        0.2%    6.15
     Business Center, Building 1, Mount Prospect , IL         1985          1     43,250    0%          0        0.0%    0.00
     Northpoint Court, Bolingbrook , IL                       1998          1     32,100  100%    166,437        0.1%    5.18
     Penny Lane, Building 1, Schaumburg , IL                  1988          1     27,742  100%    138,305        0.1%    4.99
     Penny Lane, Building 2, Schaumburg , IL                  1988          1     20,722   62%     62,484        0.0%    4.88
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                      12    643,804   88%  3,484,582        2.0%    6.17

Cincinnati/Northern Kentucky
     Kentucky Drive, Building 2, Florence , KY                1991          1    128,077  100%    435,457        0.2%    3.40
     Empire Drive, Building 3, Florence , KY                  1991          1    101,250  100%    318,999        0.2%    3.15
     Airport Exchange Drive, Erlanger , KY                    1997          1     67,749  100%    464,433        0.2%    6.86
     Creek Road, Blue Ash , OH                                1983          1     66,210   77%    484,312        0.3%    9.48
     Foundation Drive, Building 2, Elsmere , KY          1983/1985          1     62,560  100%    303,416        0.2%    4.85
     Empire Drive, Building 2, Florence , KY                  1990          1     47,842   91%    177,153        0.1%    4.05
     Empire Drive, Building 1, Florence , KY                  1990          1     47,840   85%    224,706        0.1%    5.55
     Jamike Drive, Building 4, Erlanger , KY                  1988          1     42,606   86%    148,013        0.1%    4.05
     Turfway Road, Building 3, Erlanger , KY                  1996          1     41,839   57%     87,600        0.1%    3.65
     Turfway Road, Building 2, Erlanger , KY                  1990          1     39,396  100%    184,584        0.1%    4.69
     Jamike Drive, Building 3, Erlanger , KY                  1986          1     38,900   83%    167,839        0.1%    5.18
     Spiral Drive, Building 2, Florence , KY                  1989          1     34,999   95%    301,545        0.2%    9.06
     Commerce Boulevard, Loveland , OH                        1989          1     34,600  100%    171,000        0.1%    4.94
     Foundation Drive, Building 1, Elsmere , KY               1983          1     33,000  100%    101,049        0.1%    3.06
     Jamike Drive, Building 7, Erlanger , KY                  1985          1     31,540   78%     91,199        0.1%    3.72
     Turfway Road, Building 1, Erlanger , KY                  1990          1     30,711  100%    156,637        0.1%    5.10
     Jamike Drive, Building 2, Erlanger , KY                  1986          1     26,949  100%    130,333        0.1%    4.84
     Jamike Drive, Building 6, Erlanger , KY                  1985          1     26,560  100%    101,054        0.1%    3.80
     Spiral Drive, Building 1, Florence , KY                  1988          1     26,556   65%    147,680        0.1%    8.52
     Jamike Drive, Building 5, Erlanger , KY                  1985          1     24,640  100%    111,415        0.1%    4.52
     Foundation Drive, Building 6, Elsmere , KY               1984          1     17,500  100%     63,447        0.0%    3.63
     Jamike Drive, Building 1, Erlanger , KY                  1986          1     15,000  100%     67,500        0.0%    4.50
     Foundation Drive, Building 4, Elsmere , KY               1983          1     12,000  100%     49,800        0.0%    4.15
     Foundation Drive, Building 5, Florence , KY              1983          1     12,000  100%     52,311        0.0%    4.36
     Foundation Drive, Building 7, Elsmere , KY               1984          1     12,000  100%     45,915        0.0%    3.83
     Foundation Drive, Building 8, Elsmere , KY               1984          1     10,000  100%     69,999        0.0%    7.00
     Foundation Drive, Building 3, Elsmere , KY               1990          1      7,000  100%    103,833        0.1%   14.83
     Power Line Drive, Elsmere , KY                           1994          1      6,000  100%     38,588        0.0%    6.43
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                      28  1,045,324   93%  4,799,817        2.8%    4.95


                                               Properties by Region and Market
                                               -------------------------------
                                                   As of December 31, 2001
                                                   -----------------------

                                                                                Rentable Sq. Ft.      Annualized Net Rent(1)
                                                                                ----------------      -------------------
                                                           Year
                                                           Built/      No. of            Percent            Percent   Per Leased
     Property Type and Location                           Renovated  Properties  Number  Leased   Amount    of Total    Sq. Ft.
     --------------------------                           ---------  ----------  ------  ------   ------    --------    -------
Columbus Market
     Equity Drive, Building 2, Columbus , OH             1980/1999          1    116,160   92%    679,055        0.4%    6.37
                                                                   --------------------------- --------------------------------

Minneapolis Market
     Woodale Drive, Building 3, Mounds View , MN              1990          1    144,019  100%    865,040        0.4%    6.01
     West 82nd Street, Bloomington , MN                       1967          1    101,465  100%    481,130        0.3%    4.74
     Woodale Drive, Building 2, Mounds View , MN              1989          1     55,742  100%    480,996        0.3%    8.63
     Cahill Road, Edina , MN                                  1979          1     45,803  100%    273,429        0.2%    5.97
     Woodale Drive, Building 4, Mounds View , MN              1992          1     42,551  100%    198,523        0.1%    4.67
     Monticello Lane, Maple Grove , MN                        1986          1     40,437  100%    157,704        0.1%    3.90
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                       6    430,017  100%  2,456,822        1.4%    5.71
                                                                   --------------------------- --------------------------------

                              MIDWEST REGION SUBTOTAL                      47  2,235,305   93% 11,420,276        6.6%    5.51

     SOUTHEAST REGION

Atlanta Market
     Highlands Parkway, Smyrna , GA                           1997          1    150,000  100%    979,500        0.6%    6.53
     Cobb International Place, Building 2, Kennesaw , GA      1996          1     68,000  100%    265,972        0.2%    3.91
     Town Park Drive, Building 1, Kennesaw , GA               1995          1     65,830   90%    309,199        0.2%    5.22
     Cobb International Place, Building 1, Kennesaw , GA      1996          1     60,000   85%    223,802        0.1%    4.39
     Town Park Drive, Building 2, Kennesaw , GA               1995          1     55,554   88%    219,588        0.1%    4.48
     Breckenridge Blvd., Duluth , GA                          1999          1     54,200  100%    368,451        0.2%    6.80
     South Royal Drive, Building 1, Tucker , GA               1987          1     53,402   82%    215,102        0.1%    4.92
     South Royal Drive, Building 2, Tucker , GA               1987          1     43,720  100%    183,571        0.1%    4.20
     Northmont Parkway, Building 4, Duluth , GA               1998          1     40,000  100%    259,192        0.1%    6.48
     South Royal Drive, Building 3, Tucker , GA               1989          1     37,041   54%    109,043        0.1%    5.43
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                      10    627,747   92%  3,133,420        1.8%    5.41


Charlotte Market
     Old Charlotte Highway, Monroe , NC                  1957/1972          1    135,000  100%    404,259        0.2%    2.99
     Airport Road, Monroe , NC                           1972/1999          1    118,930  100%    606,390        0.3%    5.10
     Commerce Blvd., Charlotte , NC                           1988          1     80,640  100%    284,111        0.2%    3.52
     Woodpark Boulevard, Building 3, Charlotte , NC           1987          1     65,850  100%    199,458        0.1%    3.03
     Woodpark Boulevard, Building 1, Charlotte , NC           1985          1     56,000  100%    187,976        0.1%    3.36
     Woodpark Boulevard, Building 2, Charlotte , NC           1986          1     48,600  100%    149,140        0.1%    3.07
     North I-85 Service Road, Charlotte , NC                  1988          1     44,150  100%    239,069        0.2%    5.41
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                       7    549,170  100%  2,070,403        1.2%    3.77

Orlando Market
     North Andrews Avenue, Pompano Beach , FL                 1999          1    104,990  100%    757,272        0.4%    7.21
     Landstreet Road, Building 4, Orlando , FL                2000          1     62,456  100%    406,340        0.2%    6.51
     Boggy Creek, Building 2, Orlando , FL                    1996          1     55,456   96%    306,516        0.2%    5.73
     Landstreet Road, Building 2, Orlando , FL                1997          1     55,456  100%    352,482        0.2%    6.36
     Boggy Creek, Building 3, Orlando , FL                    1998          1     55,456  100%    335,435        0.2%    6.05
     Boggy Creek, Building 1, Orlando , FL                    1992          1     52,500  100%    322,529        0.2%    6.14
     Boggy Creek , Building 4, Orlando , FL                   1999          1     50,108  100%    219,974        0.1%    4.39
     Landstreet Road, Building 3, Orlando , FL                1997          1     50,018  100%    262,094        0.2%    5.24
     Northpoint Parkway,  West Palm Beach , FL                2001          1     34,410  100%    313,919        0.2%    9.12
                                                                   --------------------------- --------------------------------

                                      Market Subtotal                       9    520,850  100%  3,276,561        1.9%    6.32
                                                                   --------------------------- --------------------------------

                            SOUTHEAST REGION SUBTOTAL                      26  1,697,767   97%  8,480,384        4.9%    5.15


                                               Properties by Region and Market
                                               -------------------------------
                                                   As of December 31, 2001
                                                   -----------------------

                                                                                Rentable Sq. Ft.      Annualized Net Rent(1)
                                                                                ----------------      -------------------
                                                           Year
                                                           Built/      No. of            Percent            Percent   Per Leased
     Property Type and Location                           Renovated  Properties  Number  Leased   Amount    of Total    Sq. Ft.
     --------------------------                           ---------  ----------  ------  ------   ------    --------    -------
     NORTHEAST REGION

Baltimore/Washington Market
     Guilford Road, Annapolis Junction , MD                   1989          1     96,686  100%      609,549        0.4%    6.30
     Beaumeade Circle, Building 1, Ashburn , VA               2000          1     91,605  100%    1,145,062        0.7%   12.50
     Nokes Boulevard, Building 1, Sterling , VA               1998          1     88,489  100%      770,825        0.4%    8.71
     Nokes Boulevard, Building 2, Sterling , VA               1999          1     78,671  100%      768,685        0.4%    9.77
     Beaumeade Circle, Ashburn , VA                           1990          1     78,274  100%      776,917        0.4%    9.93
     Corporate Boulevard, Building 1, Linthicum Heights , MD  1999          1     77,288  100%      917,784        0.5%   11.87
     Oakville Industrial Park, Building 3, Alexandria , VA    1947          1     76,089  100%      716,336        0.4%    9.41
     The Crysen Center, Building 2, Jessup , MD               1985          1     76,043   80%      324,169        0.2%    5.32
     The Crysen Center, Building 1, Jessup , MD               1985          1     75,820  100%      409,704        0.3%    5.40
     Bristol Court, Building 1,Jessup , MD                    1987          1     73,071  100%      418,821        0.2%    5.73
     Beaumeade Circle, Building 2, Ashburn , VA               2000          1     72,848  100%      910,599        0.5%   12.50
     Oakville Industrial Park, Building 1,Alexandria , VA     1949          1     67,225   92%      411,418        0.3%    6.68
     Fontana Lane, Building 2, Baltimore , MD                 1988          1     61,320   57%      220,146        0.1%    6.29
     Bristol Court, Building 2, Jessup , MD                   1986          1     60,000  100%      310,441        0.2%    5.17
     Oakville Industrial Park, Building 5, Alexandria , VA    1961          1     56,134   39%      158,983        0.1%    7.19
     Guilford Road, Building 3, Columbia , MD                 1999          1     55,032  100%      549,976        0.3%    9.99
     Corporate Boulevard, Building 2, Linthicum Heights , MD  1999          1     53,368  100%      618,690        0.4%   11.59
     Oakville Industrial Park, Building 6, Alexandria , VA    1946          1     50,876  100%      578,567        0.3%   11.37
     Guilford Road, Building 2, Ashburn , VA                  1988          1     50,355  100%      373,364        0.2%    7.41
     West Nursery Road, Building 1, Linthicum , MD            1990          1     49,100  100%      343,700        0.2%    7.00
     Guilford Road, Building 1, Ashburn , VA                  1987          1     48,635  100%      297,013        0.2%    6.11
     Fontana Lane, Building 1, Baltimore , MD                 1988          1     47,434   89%      231,195        0.1%    5.48
     West Nursery Road, Building 2, Linthicum , MD            1990          1     39,041  100%      406,159        0.3%   10.40
     Oakville Industrial Park, Building 2, Alexandria , VA    1940          1     23,683  100%      132,232        0.1%    5.58
     Oakville Industrial Park, Building 4, Alexandria , VA    1952          1      2,800  100%       22,851        0.0%    8.16
                                                                   --------------------------- ----------------------------------

                                      Market Subtotal                      25  1,549,887   94%   12,423,186        7.2%    8.49

Boston Market
     Technology Drive, Auburn , MA                            1973          1     54,400  100%      224,400        0.1%    4.13
     John Hancock Road, Taunton , MA                          1986          1     34,224    0%            0        0.0%    0.00
                                                                   --------------------------- ----------------------------------

                                      Market Subtotal                       2     88,624   61%      224,400        0.1%    4.13

New York/New Jersey Market
     Memorial Drive, Franklin Township , NJ              1988/1998          1    148,598  100%      698,013        0.4%    4.70
     New England Avenue, Piscataway , NJ                 1975/1995          1    101,553  100%      411,289        0.2%    4.05
                                                                   --------------------------- ----------------------------------

                                      Market Subtotal                       2    250,151  100%    1,109,302        0.6%    4.43
                                                                   --------------------------- ----------------------------------

                            NORTHEAST REGION SUBTOTAL                      29  1,888,662   94%   13,756,888        7.9%    7.78
                                                                   --------------------------- ----------------------------------

     WORKSPACE DISTRIBUTION PROPERTIES TOTAL                              191  9,934,578   94%   62,026,867       35.7%    6.61
                                                                   --------------------------- ----------------------------------

     GRAND TOTAL                                                          372 41,902,917   93% $173,714,815      100.0%  $ 4.48
                                                                   =========================== ==================================


(1) "Annualized Net Rent" means annualized monthly net rent from leases in effect as of December 31, 2001. "Net Rent" means constractual rent, excluding any reimbursements for real estate taxes or operating expenses.

Item 3.     Legal Proceedings
            -----------------

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


Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

None.

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            -------------------------------------------------------------
            Matters
            -------

There is no established public trading market for Cabot L.P.'s units. As of March 15, 2002, Cabot L.P. had outstanding 52,979,886 common equity limited partnership units (Common Units) and Cumulative Redeemable Perpetual Preferred Units (Preferred Units) as follows: 1,300,000 Series B Preferred Units, 2,600,000 Series C Preferred Units, 200,000 Series D Preferred Units, 200,000 Series E Preferred Units, 1,800,000 Series F Preferred Units, 600,000 Series G Preferred Units, and 1,400,000 Series H Preferred Units. As of March 15, 2002, there was one holder of Common Units of Cabot L.P. As of the same date, there were seven holders of the Preferred Units.

The table sets forth the distributions paid per Common Unit with respect to the periods indicated:

            2000:                                             Distributions
            -----                                             -------------
                First Quarter                                    $ 0.340
                Second Quarter                                     0.355
                Third Quarter                                      0.355
                Fourth Quarter                                     0.355

            2001:                                             Distributions
            -----                                             -------------
                First Quarter                                    $ 0.355
                Second Quarter                                     0.370
                Third Quarter                                      0.370
                Fourth Quarter                                     0.370

            2002:                                             Distributions
            -----                                             -------------
                First Quarter (through March 15, 2002)           $ 0.389

The operating cash flow realized by Cabot L.P. and the amount available for distributions to Common Unitholders is affected by a number of factors, including the property revenues of Cabot L.P., the operating expenses of Cabot L.P., the debt service on borrowings, property capital expenditures and the distributions to holders of Preferred Units of Cabot L.P. Future distributions by Cabot L.P. will be at the discretion of the Board of Trustees of Cabot Trust and will depend on the actual cash flow of Cabot L.P., its financial condition and capital requirements, the annual income distribution requirements under the REIT provisions of the Code and such other factors as Cabot Trust's Board of Trustees deems relevant.

Recent Sales of Unregistered Securities

Cabot L.P. did not complete any unregistered sales of equity securities during 2001.

Cabot L.P. issued Cabot Trust 7,300 Common Units on January 28, 2002 for an aggregate consideration of $148,920. The issuance was made to Cabot Trust, an "accredited investor" within the meaning of Rule 501 of Regulation D of the Securities Act of 1933, and the Common Units were issued in reliance upon the exemption from registration set forth in Regulation D.

Cabot L.P. issued Cabot Trust 9,354,591 Common Units on February 26, 2002 for an aggregate consideration of $192,891,666.42. The issuance was made to Cabot Trust, an "accredited investor" within the meaning of Rule 501 of Regulation D of the Securities Act of 1933, and the Common Units were issued in reliance upon the exemption from registration set forth in Regulation D.

Item 6.     Selected Financial Data
            -----------------------

Cabot L.P. commenced operations on February 4, 1998, the completion date of the Formation Transactions and the Offerings described elsewhere herein. On December 7, 2001, the Merger was completed as described elsewhere herein. Set forth below are selected historical financial and other data for the real estate advisory business of Cabot Partners and for Cabot L.P. The selected financial data presented below for the years ended December 31, 2001 (on a combined basis), 2000 and 1999 and as of December 31, 2001 and 2000 have been derived from the financial statements of Cabot L.P. that have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included in this report on Form 10-K. This information should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

The selected financial data presented below for Cabot L.P. as of December 31, 1999 and as of and for the year ended December 31, 1998 and Cabot Partners as of and for the year ended December 31, 1997 is derived from Cabot L.P. and Cabot Partners financial statements and the notes thereto, not included in this report on Form 10-K, which have been audited by Arthur Andersen LLP.

                                                                    Cabot L.P.                         Cabot Partners
                                            --------------------------------------------------------   --------------
                                                                                                        As of and for
                                                                 As of and for the                     the Year Ended
                                                              Years Ended December 31,                  December 31,
                                            --------------------------------------------------------   --------------

In thousands, except per unit data             2001(1)        2000           1999          1998(2)          1997
-----------------------------------------   -----------    -----------    -----------    -----------    -----------
Operating Data
Revenues                                    $   229,051    $   212,096    $   157,471    $   102,425    $     9,080
Depreciation and amortization expense            42,511         42,009         31,106         20,883            977
General and administrative expenses              11,380         10,134          8,965          6,845          7,045
Severance and merger expenses                    51,298             --             --             --             --

Net income                                  $    37,098    $    78,952    $    63,687    $    50,958    $     1,058
Net income allocable to partnership units        15,922         59,333         57,678         50,958            N/A
Net income per partnership unit                     N/A           1.36           1.32           1.17             --
Distributions per partnership unit                  N/A           1.42           1.36          1.177             --

Balance Sheet Data
Total assets                                $ 2,240,068    $ 1,767,959    $ 1,593,484    $ 1,110,570    $     5,339
Total liabilities                             1,115,728        713,054        584,768        293,272            760
Total partners' equity/capital                1,124,340      1,054,905      1,008,716        817,298          4,579

Other Data
Cash flows provided by (used in):
  Operating activities                      $   118,526    $   109,461    $   101,293    $    78,726    $     1,062
  Investing activities                          (63,799)      (203,971)      (454,195)      (398,795)          (193)
  Financing activities                           42,821         75,506        372,608        322,369         (2,069)


(1)  Reflects the combined pre- and post-Merger periods.
(2) Represents activity for the period from the commencement of operations on February 4, 1998 through December 31, 1998.

Item 7.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

INTRODUCTION

On December 4, 2001, pursuant to a previously announced Merger Agreement, all outstanding common limited partnership units in Cabot L.P., other than those held by Cabot Trust, were exchanged for shares of beneficial interest of Cabot Trust and such shares were tendered to Rooster and Calwest pursuant to a tender offer. As a result, Cabot Trust became the sole holder of common units of limited partnership interest in Cabot L.P. After the expiration of the tender offer on December 4, 2001, Rooster and Calwest announced that they had accepted all 42,388,440 common shares of beneficial interest of Cabot Trust that were tendered pursuant to the tender offer. Such shares constituted 97% of Cabot Trust's outstanding common shares of beneficial interest. On December 7, 2001, Calwest acquired all Cabot Trust's remaining outstanding common shares of beneficial interest pursuant to the Merger of Rooster with and into Cabot Trust, with Cabot Trust surviving as a wholly-owned subsidiary of Calwest through December 31, 2001.

The Merger was accounted for as a purchase of Cabot L.P. by Calwest and therefore the balance sheet of Cabot L.P. on December 7, 2001 was adjusted to reflect the purchase price as required by Accounting Principles Board Opinion 16 ("APB 16"), "Business Combinations," and recorded at Cabot L.P. in accordance with the SEC's Staff Accounting Bulletin "Push Down Basis of Accounting in Certain Limited Circumstances." The purchase price was approximately $2.1 billion, which included the outstanding Preferred Units and the assumption of debt of Cabot L.P. This purchase price was allocated to the assets and liabilities of Cabot L.P. based on their relative fair values and resulted in no allocation to goodwill.

The schedule below sets forth Cabot L.P.'s consolidated results of operations. The period from January 1, 2001 to December 6, 2001 represents Cabot L.P.'s operations prior to the date of the Merger on an historical basis. The period from December 7, 2001 to December 31, 2001 reflects the operations of Cabot L.P. after the Merger and therefore reflects the operating impact of purchase accounting adjustments made to the assets and liabilities as previously described. In general, the recognition of straight-line rental revenue and depreciation, amortization and interest expense has been impacted by the new cost basis of the corresponding assets and liabilities on the balance sheet.

The combined 2001 pre- and post-merger periods has been compared to the year ended December 31, 2000 for purposes of management's discussion and analysis of the results of operations. Any references, below, to the year ended 2001 shall refer to the combined periods. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.


                                                    Post-Merger        Pre-Merger
                                                  December 7, 2001-  January 1, 2001-
                                                  December 31, 2001  December 6, 2001     Combined
                                                   --------------    --------------    --------------
                                                   (in thousands)    (in thousands)    (in thousands)

Revenues:

     Rental Income ............................    $       15,546    $      177,412    $      192,958

     Tenant Reimbursements ....................             2,828            33,265            36,093
                                                   --------------    --------------    --------------
                                                           18,374           210,677           229,051

Expenses:

     Property Operating .......................             1,831            19,750            21,581

     Property Taxes ...........................             1,891            24,783            26,674

     Depreciation and Amortization ............             2,917            39,594            42,511

     General and Administrative ...............               517            10,863            11,380

     Severance and Merger Expenses ............                --            51,298            51,298

     Interest Expense .........................             3,440            42,415            45,855
                                                   --------------    --------------    --------------
                                                           10,596           188,703           199,299

Other Income:

     Net Gain  on Sales of Real Estate ........                --             4,042             4,042

     Interest and Other Income ................               196               754               950

     Earnings and Fees from Joint Ventures
      and Advisory Clients.....................                93             2,261             2,354
                                                   --------------    --------------    --------------

     Net Income ...............................             8,067            29,031            37,098

     Preferred Unitholder Distributions .......            (1,423)          (19,753)          (21,176)
                                                   --------------    --------------    --------------
     Net Income Allocable to
     Partnership Units ........................    $        6,644    $        9,278    $       15,922
                                                   ==============    ==============    ==============

Cabot L.P. owns and operates a diversified portfolio of bulk distribution, multitenant distribution and "workspace" (light industrial, R&D and similar facilities) properties throughout the United States. As of December 31, 2001, Cabot L.P. owned 372 industrial properties. In the near term, Cabot L.P. expects to significantly reduce the pace of its acquisition of property. Furthermore, Cabot L.P. expects to re-evaluate the markets within which it operates as part of its portfolio strategy which may result in the disposition of assets.

Management believes the following critical accounting policies represent the more significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for uncollectible rental income which is established through a charge to the provision for uncollectible rental income is based on management's evaluation of the level of the allowance required in relation to the estimated exposure in Rents and Other Receivables. Management believes the allowance for uncollectible accounts is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as tenant payment history and likelihood of a tenant's ability to continue as a going concern. The use of different estimates or assumptions could produce different provisions for possible uncollectible rental income. Investments in Real Estate are carried at cost, less accumulated depreciation. Management applies assumptions in determining the estimated lives of its Investments in Real Estate. Additionally in conjunction with the Merger, management has allocated Calwest's $2.1 billion purchase price to Cabot L.P.'s tangible assets and liabilities based on their respective fair values.

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

Net income allocable to common limited partnership units for the year ended December 31, 2001 totaled $15.9 million compared to $59.3 million for the year ended December 31, 2000. The decrease is primarily due to the recognition of $51.3 million of severance and merger expenses offset primarily by a full year's earnings from additional investments in real estate.

Rental revenues were $229.1 million, including tenant reimbursements of $36.1 million, for the year ended December 31, 2001, compared to $212.1 million, including tenant reimbursements of $30.8 million, for the year ended December 31, 2000. Total rental revenue of $193.0 million and $186.4 million was generated in 2001 and 2000, respectively, by the 309 properties owned as of January 1, 2000 and still owned at December 31, 2001 and total rental revenue of $32.1 million and $17.7 million in 2001 and 2000, respectively, was generated by the 63 properties acquired or developed after January 1, 2000. The remainder of total rental revenue relates to properties sold and properties under development.

Cabot L.P.'s operating margin (the ratio of total rental revenues minus property operating and property tax expenses to total rental revenues) decreased slightly to approximately 79% for the year ended December 31, 2001 compared with 80% for the year ended December 31, 2000. The decrease is primarily due to a decrease in average occupancy for the portfolio to 94.8% in 2001 from 97.2% in 2000, and a change in the composition of leases (primarily as a result of the acquisition of multitenant and workspace properties) to include more leases where Cabot L.P. pays property and operating expenses and is reimbursed by the tenants compared to leases where the tenant pays these expenses directly. The operating margin is not significantly impacted by the purchase price adjustments.

Depreciation and amortization expense related to real estate investments was $42.5 million and $42.0 million for the years ended December 31, 2001 and 2000, respectively. The increase relates primarily to amortization of increased deferred leasing costs and additional depreciation related to the new cost basis of real estate assets established in conjunction with the Merger.

General and administrative expense increased by $1.3 million from $10.1 million for the year ended December 31, 2000 to $11.4 million for the year ended December 31, 2001. The increase is primarily due to increased compensation and rental expenses. As a percentage of rental revenues, general and administrative expense remained relatively stable at 5.0% in 2001 versus 4.8% in 2000. In conjunction with the Merger, all employees were terminated and all general and administrative duties subsequent to the Merger are performed by RREEF, Cabot L.P.'s investment manager.

Cabot L.P. incurred expenses of $51.3 million related to the Merger. Severance expense payable to certain senior executives pursuant to employment agreements was $21.7 million, and severance expense payable to other employees pursuant to the Cabot Trust Severance Plan was $6.0 million. Expense recognized from distribution equivalent units (DEUs) payable to employees due to the change of control was $14.6 million, and other compensation expenses totaled $1.4 million. Other merger expenses incurred by Cabot L.P. prior to the Merger, primarily payable to financial advisors, were $7.6 million.

Interest expense of $45.9 million and $43.6 million was incurred for the years ended December 31, 2001 and 2000, respectively. The primary drivers of the increase of $2.3 million are as follows: interest expense on $55 million of medium term notes increased by $3.2 million and interest expense on secured debt increased $3.9 million. In both cases the increase is due to the impact of a full year of interest expense on the debt that was obtained during 2000. Interest expense on the Cabot L.P. LIBOR-based facility decreased by $4.8 million, reflecting the decrease in the average outstanding balance (due in part to the debt issued in 2000 described above) as well as a decrease in the average interest rate. Interest incurred on unsecured debt of $200 million remained relatively unchanged.

During 2001, Cabot L.P. sold nine properties and a parcel of land for $47.3 million, which resulted in Net Gain on Sales of Real Estate of $4.0 million. During 2000, Cabot L.P. sold two properties for $22.3 million, which resulted in Net Gain on Sales of Real Estate of $2.6 million.

Interest and Other Income decreased $1.1 million to $1.0 million for the year ended December 31, 2001 compared to $2.1 million for the year ended December 31, 2000. The decrease is primarily due to decreased earnings from Cabot Advisors related to the loss of a significant client and since its responsibilities terminated at the date of the Merger, it earned no revenue during the post-Merger period.

Earnings and Fees from Joint Ventures and Advisory Clients increased $1.6 million to $2.4 million for the year ended December 31, 2001 from $0.8 million for the year ended December 31, 2000. The increase is primarily due to a full year of ownership in 2001. In addition, acquisition fees of $0.4 million from an advisory client were earned in 2001.

Distributions to Preferred Unitholders totaled $21.2 million in 2001, an increase of $1.6 million compared to $19.6 million in 2000. The increase reflects a full year of distributions for $50 million of Preferred Units that were issued in 2000.


Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

Net income allocable to common limited partnership units for the year ended December 31, 2000 totaled $59.3 million or $1.36 per unit, compared to $57.7 million or $1.32 per unit for the year ended December 31, 1999. The increase in net income and net income per unit is due to increased income from real estate operations and joint ventures, and the negative impact of the Settlement of Treasury Lock in 1999, both offset by increased distributions to Preferred Unitholders.

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

Depreciation and amortization related to real estate investments was $42.0 million and $31.1 million for the years ended December 31, 2000 and 1999, respectively. The increase reflects the acquisition of approximately $152 million of real estate assets in 2000, as well as a full year of expense related to 1999 acquisitions of $448 million.

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

Interest expense increased by $18.2 million, to $43.6 million for the year ended December 31, 2000. The increase is primarily due to an increase in average outstanding debt of approximately $220 million to $606 million for the year ended December 31, 2000 compared to the prior year. In addition, Cabot L.P.'s weighted average borrowing rate increased in 2000 due to an increase in the LIBOR rate for the Facility described in the section entitled "Capital Resources and Liquidity" and the refinancing in 2000 of approximately $130 million of such Facility debt with secured and unsecured debt with a higher fixed interest rate.

During 2000, Cabot L.P. sold two properties for $22.3 million, which resulted in Net Gain on Sales of Real Estate of $2.6 million. During 1999, Cabot L.P. sold two properties for $17.1 million, which resulted in a Net Gain on Sales of Real Estate of $2.8 million.

Interest and Other Income increased by $1.1 million, to $2.1 million in 2000. The increase is primarily due to $0.6 million of interest income earned in 2000 related to bridge loan financing provided to the Joint Ventures in 2000. Additional other income of $0.5 million is primarily due to increased earnings from Cabot Advisors.

During 2000, Cabot L.P. entered into three separate joint venture arrangements from which it derived fee income and shares in the operating results (accounted for under the equity method). The income in 2000, included in earnings and fees from joint ventures and advisory clients, consisted primarily of acquisition and development fees of $0.7 million and asset and property management fees and earnings from joint ventures of $0.1 million.

CAPITAL RESOURCES AND LIQUIDITY

Cabot L.P. intends to rely on cash provided by operations, unsecured and secured borrowings from institutional sources, and public debt as its primary sources of funding for acquisition, development, expansion and renovation of properties. Cabot L.P. may also consider preferred and common equity financing when such financing is available on attractive terms.

In December 2001, Cabot L.P. issued a note payable in the amount of $500 million. This financing (the "Bridge Financing") bore an interest rate of LIBOR plus 125 basis points (3.30% at December 31, 2001), and was due June 6, 2002. The Bridge Financing was repaid in full and terminated in February 2002.

On February 5, 2002, Cabot L.P. entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with JP Morgan Chase Bank as lead agent for a syndicate of banks. The $300 million in proceeds of the Revolving Credit Agreement were used to partially repay the Bridge Financing. The Revolving Credit Agreement is guaranteed by Cabot Trust and Calwest and provides for a loan amount of $300 million or such lesser amount as will enable Cabot L.P. to comply with all financial covenants. The loan is due in February 2005, and may be extended one year after payment of an extension fee of 20 basis points.

In January 2002, Cabot Trust contributed 62,156 Common Units to Cabot L.P. resulting in a decrease in Cabot L.P.'s outstanding Common Units to 43,617,995. Also in January 2002, Cabot L.P. issued an additional 7,300 Common Units to Cabot Trust which resulted in proceeds of approximately $150,000. In February 2002, Cabot L.P. also issued 9,354,591 Common Units which resulted in proceeds of $192.9 million. These proceeds, combined with the proceeds from the Revolving Credit Agreement and proceeds from a sale of real estate were used to repay the outstanding balance on the Bridge Financing.

As of December 31, 2001, Cabot L.P. had $238.4 million of fixed rate debt secured by properties (excluding discounts and premiums), $500 million of unsecured borrowings under its Bridge Financing, $255 million of unsecured debt (excluding premiums) and a 45% debt-to-total undepreciated assets ratio. In the future, Cabot L.P. expects to maintain this ratio at 40% or less, but is not required to do so. At March 15, 2002, after consideration of the transactions described above, this ratio was approximately 35%.

On October 24, 2000, Cabot L.P. obtained a $325 million unsecured line of credit facility (the "Facility") replacing its previous $325 million credit facility that was to mature in March 2001. The Facility, scheduled to mature in October 2003, was repaid and terminated in conjunction with the Merger. The Facility was used to acquire and develop properties and for working capital purposes.

Cabot L.P. had entered into two interest rate swaps relating to the Facility for notional amounts of $25 million each, which were intended to result in limiting the variable nature of the LIBOR component of Cabot L.P.'s interest rate on an equivalent amount of borrowings to 5.891% and 5.905% through October 2003. Immediately subsequent to the Merger, Cabot L.P. terminated these swaps at a cost of $2.6 million. The liability related to these swaps was assumed at the Merger date, therefore this cost is included in total purchase price consideration.

The Revolving Credit Agreement bears interest at rates that are dependent on the type of borrowing and the credit rating of Calwest, as detailed below:


Borrowing type        Base rate                           Spread
--------------        ---------                           ------
Euro-Dollar           Applicable LIBOR                    0.65% - 1.40%
Base Rate             U.S. Prime or Fed Funds + 0.50%     0.0% - 0.70%
Money Market          Auction based                       n/a

For Money Market loans, Cabot L.P. is able to request that the syndicate of banks bid on loan commitments, which may result in Cabot L.P. obtaining borrowings at interest rates lower than those available under either the Euro-Dollar or Base Rate borrowing types. As of March 15, 2002, the Revolving Credit Agreement has $265 million outstanding, bearing interest at 2.68%.

Additionally, the Revolving Credit Agreement has an expansion option which allows Cabot L.P. to expand the total commitment to $400 million. This option must be exercised in the first 24 months of the term. The Revolving Credit Agreement is subject to various covenants, which are customary in nature, including a limit on distributions to 100% of cash flow, which excludes proceeds from sales or refinancings and a one-time right to distribute up to $75 million.

Cash and cash equivalents totaled $100.6 million at December 31, 2001, representing an increase of $97.6 million, compared to December 31, 2000. This was the result of $118.6 million of cash generated from operating activities and $42.8 million of cash provided by financing activities, reduced by $63.8 million of cash used in investing activities.


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

RISK FACTORS


We can change our financing, investment, distribution and other business policies.

Cabot Trust's Board of Trustees establishes our financing, investment, distribution and other business policies based on management's recommendations and the Board's evaluation of business and general economic conditions and other relevant factors. The Board has full discretion to change these policies without the consent of Cabot L.P.'s Unitholders. Among other policies, it is our current policy to limit our debt-to-total undepreciated assets ratio to 40%, but our organizational documents do not limit the amount of indebtedness that we may incur without unitholder approval and this policy could therefore be changed by the Board at any time.


Our business consists primarily of operating real estate and is therefore subject to real estate investment and operating risks.

Tenant defaults and bankruptcies may reduce our income and cash flow. We derived more than 96% of our income from rental operations during 2001. If a significant number of tenants fail to meet their lease obligations, our revenues and cash flow will decrease and we may be unable to make required debt service payments.

Defaulting tenants may seek bankruptcy protection, which could result in payment delays or in the rejection and termination of the tenants' leases. This would reduce our income, cash flow and amounts available to repay debt obligations. In addition, a tenant may suffer business losses which may weaken its financial condition and result in the failure to make rental payments when due.

We may be adversely affected by increases in real estate operating costs. If our properties do not generate revenues sufficient to meet our operating expenses, including debt service, tenant improvement costs, leasing commissions and other capital expenditures, we may have to borrow additional amounts to cover our fixed costs, and our cash flow may be adversely affected.

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

We may encounter significant delays in reletting vacant space with resulting losses of income. When leases of space in our properties expire, the leases may not be renewed, the related space may not be relet promptly or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than the terms of the expiring leases. Leases covering approximately 18.5% of our total leased rentable space will expire in 2002 and leases covering approximately 17.3% of our total rentable space will expire in 2003, based on annualized net rent.

In formulating our annual business plans, we make estimates of renovation and reletting costs that take into consideration our views of both current and expected future business conditions in our markets. Our estimates may prove to be inaccurate. If we are unable promptly to relet or renew the leases for all or a substantial portion of our space, if the rental rates upon the renewal or reletting are significantly lower than expected rates or if our cost estimates prove inadequate, then our cash flow may be adversely affected.

We may not be able to meet our targeted levels of leasing activity due to the highly competitive nature of the industrial property markets.

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


There are potential conflicts of interest in our operations.

In conjunction with the Merger, Cabot L.P. and Cabot Trust engaged RREEF to be their investment advisor and provide asset and property management, acquisition, disposition and development services for Cabot L.P. and Cabot Trust with respect to their owned assets. RREEF is also the investment advisor and manager of Cabot Trust's majority shareholder, Calwest, and in such capacity has overall management and control of the business and affairs of Calwest, subject to the investment objectives and policies, program guidelines, budgets and annual investment plans of Calwest's majority owner, CalPERS. Further, RREEF in its capacity as manager of Calwest can elect or remove members of the Board of Trustees of Cabot Trust. Currently, the members of the Board of Trustees and the officers of Cabot Trust are all employees of RREEF, and in such capacities, such employees of RREEF control the business and affairs of Cabot Trust. RREEF generally has the authority within certain parameters to determine whether and on what terms to acquire properties on behalf of and sell the properties owned by Cabot L.P. and may from time to time seek counsel from CalPERS. As a manager of Calwest, an investment manager of Cabot L.P. and having control responsibility for Cabot Trust, RREEF could determine that the acquisition or sale of properties of Cabot L.P. on arm's length terms is advantageous to CalPERS, Calwest or Cabot Trust and cause Cabot L.P. to execute the same even though such acquisition or sale may be one that Cabot L.P. would not otherwise undertake.


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

Phase I environmental site assessment reports were obtained by our original contributing investors in connection with their initial acquisition of the properties, or were obtained by us in connection with the transactions resulting in our formation. In accordance with our acquisition policies, we have also obtained Phase I's for all of the properties that we have acquired since the date of our formation. The purpose of Phase I's is to identify potential sources of contamination for which we may be responsible and to assess the status of environmental regulatory compliance. The earliest of the Phase I's for our properties were obtained in 1988 and Phase I's on approximately 11% of the properties owned by us as of December 31, 2001 were obtained prior to 1995. Commonly accepted standards and practices for Phase I's have evolved to encompass higher standards and more extensive procedures over the period from 1988 to the present.

It is possible, however, that the Phase I's relating to the properties do not reveal all environmental liabilities. Moreover, future laws, ordinances or regulations may impose material environmental liability or our properties' current environmental condition may be affected by tenants, by the condition of land or operations in the vicinity of the properties or by third parties unrelated to us.

Cabot L.P. carries blanket environmental insurance coverage on all but one property. That property is undergoing remediation and has pollution and remediation legal liability coverage. Four other properties have stand-alone environmental policies in addition to coverage afforded under the blanket program.


We may be adversely affected by changes in laws.

Our properties are subject to various federal, state and local regulatory requirements, including state and local fire and life-safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We believe that our properties are in material compliance with all current regulatory requirements. However, new requirements may be imposed that would require us to make significant unanticipated expenditures and that could have an adverse effect on our cash flow.


We could be adversely affected if hazard losses on our properties exceed the amount of our insurance coverage or are not covered by insurance.

We are a named insured on CalPERS' blanket insurance program. Accordingly, we carry commercial general liability insurance, standard "all-risk" property insurance, flood, earthquake and rental loss insurance with respect to our properties with policy terms and conditions customarily carried for similar properties. We believe that our current insurance coverage is adequate. However, our insurance is subject to normal limitations on the amounts of coverage and some types of losses, (such as losses from wars, terrorism or from earthquakes for properties located in California) may be either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of the amount of our insurance coverage occur, we could lose the capital invested in a property, as well as the anticipated future revenue from that property, and we would continue to be obligated on any mortgage indebtedness or other obligations related to the property.

In light of the California earthquake risk, California building codes have since the early 1970s established construction standards for all new buildings and also contain guidelines for seismic upgrading of existing buildings that are intended to reduce the possibility and severity of loss from earthquakes. The construction standards and upgrading, however, do not eliminate the possibility of earthquake loss. It is our current policy to obtain earthquake insurance if available at acceptable cost. As of December 31, 2001, all of our 83 properties located in California are covered by earthquake insurance in amounts we believe to be reasonable. We currently maintain blanket earthquake insurance coverage for all properties located outside California in amounts we believe to be reasonable.

We are currently reviewing our insurance policies and as such our insurance policies and terms and conditions contained therein may change, including our policies and terms and conditions with respect to earthquakes and/or terrorism. Although we intend to maintain insurance policies with policy terms and conditions customarily maintained by similarly situated entities, we can give no assurance that our future insurance policies will contain the same coverage, terms and conditions as we currently maintain. Consequently, all or a portion of our properties may not be covered by disaster-type insurance.

Equity real estate investments are relatively illiquid.

The relative illiquidity of our real estate investments may limit our ability to adjust our property portfolio to respond to market changes. In addition, the Code significantly limits a REIT's ability to sell properties held for fewer than four years, which may affect our ability to sell properties without adversely affecting returns to common unitholders. These factors will tend to limit our ability to vary our portfolio promptly in response to changes in market or general economic or other conditions.

If Cabot Trust requires cash to satisfy distribution requirements or tax liabilities, it may cause Cabot L.P. to incur additional borrowings.

Cabot Trust has no sources of cash other than Cabot L.P. Thus, if Cabot Trust has cash requirements in excess of distributions from Cabot L.P., it may cause Cabot L.P. to incur indebtedness. Cabot Trust may need to borrow funds or cause Cabot L.P. to borrow funds to enable Cabot Trust to meet REIT minimum distribution requirements, avoid imposition of excise tax, or to satisfy tax liabilities. To qualify as a REIT, Cabot Trust is generally required to distribute at least 90% of its annual net taxable income, excluding any net capital gain, to its shareholders. In addition, REIT's are subject to a 4% nondeductible excise tax to the extent their annual distributions fail to meet certain distribution requirements imposed by the Tax Code. Furthermore, certain transactions of a REIT can be subject to a tax rate of 100%.

If Cabot Trust fails to qualify as a REIT, it will incur substantial additional tax liabilities. Cabot Trust believes that it has qualified as a REIT for federal income tax purposes, but it has not and does not intend to request a ruling from the Internal Revenue Service that Cabot Trust does in fact qualify as a REIT. If Cabot Trust were to fail to qualify as a REIT for any taxable year, Cabot Trust would not be permitted to deduct the amount it distributes to its shareholders from its taxable income and would have to pay federal income tax, including any alternative minimum tax, at regular corporate tax rates. Unless entitled to relief under Tax Code provisions, Cabot Trust also would be disqualified from treatment as a REIT for the four taxable years following the year during which Cabot Trust's REIT qualification was lost. Cabot Trust's Board of Trustees is authorized to revoke its REIT election at any time in response to future economic, market, legal, tax or other considerations.


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

We also intend to grow through the selective development and construction of industrial properties, including build-to-suit properties and speculative development, as suitable opportunities arise. The risks associated with real estate development and construction activities include the following:

     . we may find it necessary to abandon development project activities after expending significant resources to determine their feasibility;

     . the construction cost of a project may exceed original estimates, possibly making the project less profitable than originally estimated;

     . occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;

     . financing may not be available on favorable terms for development of a property;

     .    limited cash flow during construction period;

     . the construction and lease up of a property may not be completed on schedule, resulting in increased debt service and construction costs; and

     . we may fail to obtain, or may experience delays in obtaining, necessary zoning, land-use, building occupancy and other required governmental permits and authorizations.


We are subject to real estate financing risks.

Potential adverse effects of the costs of and possible difficulties in obtaining debt financing may adversely affect our cash flows. As a result, among other things, of Cabot Trust's annual income distribution requirements applicable to REITs under the Code, we rely to a significant extent on borrowings to fund acquisitions, capital expenditures and other items and expect to continue to do so. We are therefore subject to real estate and general financing risks, including changes from period to period in the availability of financing, the risk that our cash flow may not cover required debt service payments and the risk that we will not be able to refinance existing indebtedness or that the refinancing terms will be unfavorable. If we do not make mortgage payments, the property or properties subject to the mortgage indebtedness could be foreclosed upon by or transferred to the lender.


Rising interest rates will generally increase our borrowing costs.

We have a bank credit facility (the Revolving Credit Agreement obtained in February 2002) that permits us to borrow up to $300 million for property acquisitions and other purposes that provides for interest at variable rates, and we may incur additional variable rate indebtedness in the future. Variable-rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our cash flow. While we may enter into arrangements that are intended to reduce our exposure to rising interest rates, changes in interest rates will still affect our business and results of operations.


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

         Hedging agreements present credit risks. The counterparties in our hedging agreements may become financially unable to perform their obligations under the agreements. In that case, we would not receive the protection against changes in interest rates that we had intended and we may also not be able to recover fees or others costs incurred by us in entering the hedging agreement.

         Hedging agreements may present "basis risks." The interest rate index or other basis of the hedging agreement may not change with the same frequency or in the same magnitude as the interest rates that we are seeking to hedge. This possibility, which is commonly referred to as "basis risk", may result in unexpected costs and losses.

         Deferral of gains and losses under hedge accounting principles may become inappropriate for specific hedging arrangements. In general, we intend that the amounts we are required to pay to or that we receive from the counterparties under our hedging agreements will be reflected in our financial statements using "hedge accounting" principles. Under hedge accounting principles the amounts of such losses and gains are added to or credited against our interest expense over the life of the related borrowing rather than being reported as current gain or loss. Hedge accounting may cease to be appropriate for a particular hedging agreement if the agreement ceases to be sufficiently correlated with the indebtedness being hedged. This may occur as a result of basis risk or it may occur because the borrowing to which the hedge agreement relates is not completed in the form or within the time frame contemplated when the hedging agreement was executed or if the related borrowing is terminated prior to maturity.

         Effective January 1, 2001, Cabot L.P. implemented SFAS No. 133, which changed the underlying accounting for derivative instruments that qualify as hedges. Under the provisions of SFAS No. 133, the amounts we are required to pay to or that we receive from the counterparties under our hedging agreements will be accounted for as cash flow hedging instruments and reflected in our financial statements, at fair value, as either assets or liabilities depending on the rights or obligations under the agreements. The effective portion of the changes in fair value of a derivative instrument designated and qualifying as a cash flow hedging instrument shall be reported as a component of other comprehensive income (outside earnings) and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The remaining change in fair value of the derivative instrument, if any, shall be recognized currently in earnings. Reporting of changes in fair value as a component of other comprehensive income may cease to be appropriate for a particular hedging agreement if the agreement ceases to be highly effective in offsetting the corresponding change in the cash outflows or inflows of the hedged transaction. Loss of effectiveness could result in the net change in fair value in accumulated other comprehensive income to be immediately reclassified into earnings. This may again occur as a result of basis risk or it may occur because the borrowing to which the hedge agreement relates is not completed in the form or within the time frame contemplated when the hedging agreement was executed or if the related borrowing is terminated prior to maturity.

         Treasury lock agreements may result in substantial losses if market interest rates change significantly. Treasury lock agreements involve the sale by us to an institutional counterparty, on a future delivery basis, of Treasury securities having maturities comparable to that of our proposed future debt issuance. The amount, if any, that we may be required to pay to our counterparty, or that the counterparty may be required to pay to us, under the Treasury lock agreement depends on the direction and magnitude of any change in the relevant Treasury market yields between the contract initiation date and the contract settlement date. Accordingly, if we enter into Treasury lock agreements in the future we will be subject to potential increases in interest expense or immediate loss recognition that will fluctuate with movements in Treasury market yields and that may be substantial.

         Interest rate hedging agreements may not be enforceable in some cases. The enforceability of interest rate hedging agreements may depend on compliance by the parties with applicable statutory and other legal requirements. They may not be enforceable if they were not authorized or appropriate for a counterparty or if the related documentation has not been prepared and executed properly.

         Substantial income from hedging activities could adversely affect the ability to comply with Cabot Trust's REIT qualification requirements of the Code.



Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
            ----------------------------------------------------------

In addition to using equity capital and retained earnings, Cabot L.P. finances its acquisition and development programs and its ongoing operating cash needs through the use of debt financing. Cabot L.P. uses short-term debt and long-term secured and unsecured debt with original maturities of five years or more. Our short-term debt will be primarily in the form of the Revolving Credit Agreement obtained in February 2002. Cabot L.P. attempts to manage its debt maturities to reduce its exposure to the refinancing risk that would arise from having significant maturities of principal at a time when debt capital may not be available or may be available only at unfavorable interest rates.

Cabot L.P. is exposed to market risk in the form of the effects of changes in market interest rates on its existing and proposed debt financing. Its Bridge Financing bore interest at a variable rate, LIBOR plus 1.25% (which was replaced by its Revolving Credit Agreement bearing a variable rate of interest, 2.68% at March 15, 2002), while the interest rates on proposed fixed-rate unsecured and secured debt instruments will usually be based on Treasury securities yields plus a market-based spread. Cabot L.P. has entered into various forms of interest rate protection agreements with investment-grade financial institutions from time to time for the purpose of managing a portion of its interest rate risk. For variable rate borrowings, these agreements include interest rate swap, interest rate collar and interest rate cap agreements that are intended to limit Cabot L.P.'s effective cost on variable rate borrowings, either within an agreed range or below an agreed maximum level. For proposed long-term instruments, Cabot L.P. has also entered into "Treasury Lock transactions" that are intended to set the Treasury securities component of the interest cost in advance through agreements for the sale of Treasury securities having notional amounts and maturities comparable to Cabot L.P.'s intended debt issuance. Cabot L.P. does not enter into interest rate protection agreements or any other form of derivative financial instruments for speculative trading purposes.

As of December 31, 2001, Cabot L.P. was not a party to any interest rate protection agreements, and therefore taking into account $500 million of variable rate borrowings that Cabot L.P. had outstanding under its Bridge Financing at December 31, 2001, an instantaneous increase of 100 basis points in LIBOR at that date would, if LIBOR remained at the increased levels thereafter, result in an estimated $5 million reduction in Cabot L.P.'s net income in 2002. This estimate is provided for the purpose of illustrating the possible effects on Cabot L.P.'s results of operations of changing interest rates and assumes that the Bridge Financing is still outstanding. It does not take into account any other effects that changes in interest rates might have on Cabot L.P.'s operations, such as higher interest rates on new fixed rate borrowings, nor does it consider any additional interest rate protection agreements that Cabot L.P. might enter into in reaction to, or in anticipation of, changes in interest rates. While an increase in LIBOR of 100 basis points over a relatively short time period is possible, it is unlikely that interest rates would increase instantaneously or stay at the same rate for a sustained period as assumed for purposes of the illustration.

As of December 31, 2001, Cabot L.P. also had $238.4 million of fixed rate debt (excluding premiums and discounts) at stated rates ranging from 7.25% to 9.67% secured by certain properties, $200.0 million (excluding premiums) of fixed rate unsecured debt at a stated rate of 7.125% and $55.0 million (excluding premiums) of unsecured Medium Term Notes at a weighted average stated rate of 8.4%. The current and future use of fixed rate debt is advantageous to Cabot L.P., as compared with variable rate debt, in times of rising interest rates. However, in an environment of falling interest rates, fixed rate debt would place Cabot L.P. at a disadvantage as compared with competitors having larger components of variable rate debt.

Item 8.     Financial Statements and Supplementary Data
            -------------------------------------------

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                           Page
                                                                                           ----

Report of Independent Public Accountants....................................................49

Consolidated Balance Sheets as of December 31, 2001 and 2000................................50

Consolidated Statements of Operations for the Periods from December 7, 2001 to
December 31, 2001 and January 1, 2001 to December 6, 2001, and for the Years Ended
December 31, 2000 and 1999..................................................................51

Consolidated Statements of Partners' Equity for the Periods from December 7, 2001 to
December 31, 2001 and January 1, 2001 to December 6, 2001, and for the Years Ended
December 31, 2000 and 1999..................................................................52

Consolidated Statements of Cash Flows for the Periods from December 7, 2001 to
December 31, 2001 and January 1, 2001 to December 6, 2001, and for the Years Ended
December 31, 2000 and 1999..................................................................53

Notes to Consolidated Financial Statements..................................................55

Schedule III - Real Estate and Accumulated Depreciation.....................................75

                    Report of Independent Public Accountants


To the Partners of
Cabot Industrial Properties, L.P.:


We have audited the accompanying consolidated balance sheets of Cabot Industrial Properties, L.P. and subsidiaries (Cabot L.P.), a Delaware Partnership, as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' equity and cash flows for the periods from December 7, 2001 to December 31, 2001 and January 1, 2001 to December 6, 2001 and for each of the two years ended December 31, 2000. These financial statements are the responsibility of Cabot L.P.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cabot Industrial Properties, L.P. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the periods from December 7, 2001 to December 31, 2001 and January 1, 2001 to December 6, 2001 and for each of the two years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the financial statements, effective January 1, 2001, Cabot L.P. changed its method of accounting for its derivative instruments and hedging activities.

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


Boston, Massachusetts                                       ARTHUR ANDERSEN LLP
February 19, 2002
(except with respect to certain matters
discussed in Note 14, as to which the
date is March 15, 2002)

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                       As of December 31,
                                                                  --------------------------
                                                                      2001           2000
                                                                  -----------    -----------
ASSETS:

INVESTMENT IN REAL ESTATE:
Land                                                              $   409,786    $   332,360
Buildings                                                           1,566,678      1,321,417
Less:  Accumulated Depreciation                                        (2,589)       (73,857)
                                                                  -----------    -----------
    Net Rental Properties                                           1,973,875      1,579,920
Properties under Development                                          112,203         64,296
                                                                  -----------    -----------
                                                                    2,086,078      1,644,216
                                                                  -----------    -----------

OTHER ASSETS:
Cash and Cash Equivalents                                             100,551          3,003
Rents and Other Receivables, net of allowance for uncollectible
    accounts of $1,727 in 2001 and $982 in 2000                         6,056          3,432
Deferred Rent Receivable                                                  578         11,573
Deferred Lease Acquisition Costs, net                                  18,998         34,288
Deferred Financing Costs, net                                           2,363          5,460
Investment in and Advances to Related Party                                --            750
Investment in and Notes Receivable from Joint Ventures                 16,907         12,518
Assets Held for Sale                                                       --         35,882
Other Assets                                                            8,537         16,837
                                                                  -----------    -----------

TOTAL ASSETS                                                      $ 2,240,068    $ 1,767,959
                                                                  ===========    ===========


LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES:
Mortgage Debt                                                     $   245,642    $   246,379
Unsecured Debt                                                        264,568        255,000
Bridge Financing                                                      500,000             --
Line of Credit Borrowings                                                  --        149,000
Accounts Payable                                                        1,448          1,160
Accrued Real Estate Taxes                                              13,179         11,385
Distributions Payable                                                  17,567         16,069
Tenant Security Deposits and Prepaid Rents                             13,301         11,395
Accrued Severance Expense                                              28,502             --
Other Liabilities                                                      31,521         22,666
                                                                  -----------    -----------
                                                                    1,115,728        713,054
                                                                  -----------    -----------

Commitments and Contingencies (Note 12)

PARTNERS' EQUITY:
General Partner's Equity                                              885,340        759,780
Limited Partners' Equity                                                   --         56,920
Preferred Unitholders' Equity                                         239,000        238,205
                                                                  -----------    -----------

TOTAL PARTNERS' EQUITY                                              1,124,340      1,054,905
                                                                  -----------    -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                            $ 2,240,068    $ 1,767,959
                                                                  ===========    ===========

   The accompanying notes are an integral part of these consolidated financial statements.


                                             CABOT INDUSTRIAL PROPERTIES, L.P.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands, except partnership unit and per unit amounts)


                                                     For the Periods                         For the Years Ended
                                          -------------------------------------    ---------------------------------------
                                          December 7, 2001 -   January 1, 2001 -
                                          December 31, 2001    December 6, 2001    December 31, 2000     December 31, 1999
                                          -----------------    ----------------    -----------------     -----------------
REVENUES:
   Rental Income                            $     15,546         $    177,412         $    181,318         $    135,859
   Tenant Reimbursements                           2,828               33,265               30,778               21,612
                                            ------------         ------------         ------------         ------------
                                                  18,374              210,677              212,096              157,471
EXPENSES:
   Property Operating                              1,831               19,750               18,898               11,821
   Property Taxes                                  1,891               24,783               24,086               17,787
   Depreciation and Amortization                   2,917               39,594               42,009               31,106
   General and Administrative                        517               10,863               10,134                8,965
   Severance and Merger Expenses                      --               51,298                   --                   --
   Interest                                        3,440               42,415               43,570               25,360
   Settlement of Treasury Lock                        --                   --                   --                2,492
                                            ------------         ------------         ------------         ------------
                 Total Expense                    10,596              188,703              138,697               97,531

OTHER INCOME:
   Net Gain on Sales of Real Estate                   --                4,042                2,639                2,751
   Interest and Other Income                         196                  754                2,092                  996
   Earnings and Fees from Joint Ventures
   and Advisory Clients                               93                2,261                  822                   --
                                            ------------         ------------         ------------         ------------

Net Income                                         8,067               29,031               78,952               63,687

Preferred Unitholder Distributions                (1,423)             (19,753)             (19,619)              (6,009)
                                            ------------         ------------         ------------         ------------

Net Income Allocable to Partnership Units   $      6,644         $      9,278         $     59,333         $     57,678
                                            ============         ============         ============         ============

Earnings per Partnership Unit:
     Basic                                                       $       0.21         $       1.36         $       1.32
                                                                 ============         ============         ============

     Diluted                                                     $       0.21         $       1.36         $       1.32
                                                                 ============         ============         ============

Weighted Average Partnership Units:
     Basic                                                         43,670,769           43,668,146           43,608,110
                                                                 ============         ============         ============

     Diluted                                                       43,994,986           43,728,224           43,631,869
                                                                 ============         ============         ============


                  The accompanying notes are an integral part of these consolidated financial statements.


                                                CABOT INDUSTRIAL PROPERTIES, L.P.

                                           CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                                   (in thousands, except partnership unit and per unit amounts)


                                                             Common                              Preferred
                                             ----------------------------------------    -------------------------
                                                            General        Limited                                      Total
                                             Partnership    Partner's      Partners'     Partnership   Unitholders'    Partners'
                                                Units        Equity         Equity          Units         Equity        Equity
                                             -----------   -----------    -----------    -----------   -----------    -----------
Balance, December 31, 1998                    43,490,472   $   348,987    $   468,311             --   $        --    $   817,298

    Issuance of Units                            177,448            --          3,413      6,100,000       189,805        193,218
    Conversion of Units                               --       419,082       (419,082)            --            --             --
    Net Income                                        --        49,048          8,630             --         6,009         63,687
    Distributions ($1.36 per Common Unit)             --       (55,375)        (4,103)            --        (6,009)       (65,487)
                                             -----------   -----------    -----------    -----------   -----------    -----------

Balance, December 31, 1999                    43,667,920   $   761,742    $    57,169      6,100,000   $   189,805    $ 1,008,716

    Issuance of Units                                 --            --             --      2,000,000        48,400         48,400
    Issuance of Warrants                              --           513             37             --            --            550
    Exercise of Options                              413            --             --             --            --             --
    Conversion of Units                               --            96            (96)            --            --             --
    Net Income                                        --        55,193          4,140             --        19,619         78,952
    Distributions ($1.42 per Common Unit)             --       (57,684)        (4,325)            --       (19,619)       (81,628)
    Other                                             --           (80)            (5)            --            --            (85)
                                             -----------   -----------    -----------    -----------   -----------    -----------

Balance, December 31, 2000                    43,668,333   $   759,780    $    56,920      8,100,000   $   238,205    $ 1,054,905

    Exercise of Options                           11,818            --            228             --            --            228
    Conversion of Units                               --        11,775        (11,775)            --            --             --
    Effect of Unit Transactions                       --            96            (96)            --            --             --
    Settlement of Options/DEUs                        --       (21,828)            --             --            --        (21,828)
    Purchase of Units by General Partner              --        45,273        (45,273)            --            --             --
    Other Comprehensive Income                        --        (2,379)          (181)            --            --         (2,560)
    Net Income                                        --         6,011          3,267             --        19,753         29,031
    Distributions ($1.11 per Common Unit)             --       (45,383)        (3,090)            --       (19,753)       (68,226)
    Impact of Merger Transactions
    on historical equity                              --      (753,345)            --             --           795       (752,550)
                                             -----------   -----------    -----------    -----------   -----------    -----------

Balance, December 6, 2001                     43,680,151   $        --    $        --      8,100,000   $   239,000    $   239,000

    Investment by Calwest (Note 3)                    --       895,696             --             --            --        895,696
    Net Income                                        --         6,644             --             --         1,423          8,067
    Distributions ($0.389 per Common Unit)            --       (17,000)            --             --        (1,423)       (18,423)
                                             -----------   -----------    -----------    -----------   -----------    -----------

Balance, December 31, 2001                    43,680,151   $   885,340    $        --      8,100,000   $   239,000    $ 1,124,340
                                             ===========   ===========    ===========    ===========   ===========    ===========


                      The accompanying notes are an integral part of these consolidated financial statements.


                                                   CABOT INDUSTRIAL PROPERTIES, L.P.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (in thousands)


                                                                       For the Periods                    For the Years Ended
                                                            ------------------------------------    -------------------------------
                                                            December 7, 2001 -  January 1, 2001 -   December 31,       December 31,
                                                            December 31, 2001   December 6, 2001        2000               1999
                                                            -----------------   ----------------    ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                          $      8,067       $     29,031       $     78,952       $     63,687
     Adjustments to Reconcile Net Income to Cash
     Provided by Operating Activities:
        Depreciation and Amortization                           2,917             39,594             42,009             31,106
        Amortization of Deferred Financing Costs                  376              1,665              1,513              1,003
        Straight-Line Rent                                       (578)            (4,150)            (5,587)            (3,470)
        Cabot L.P.'s Share of Net Income of Equity
           Investments                                            (69)               (42)              (518)                --
        Net Gain on Sales of Real Estate                           --             (4,042)            (2,639)            (2,751)
        (Increase)Decrease in Rents and Other Receivables        (144)            (1,325)               396               (956)
        (Decrease) Increase in Accounts Payable                  (438)               690                258                419
        Decrease (Increase) in Other Assets                     2,173               (696)           (12,016)               594
        Increase in Accrued Real Estate Taxes                   1,264                530              1,131              2,945
        (Decrease) Increase in Tenant Security Deposits
           and Prepaid Rents                                   (7,449)             9,355                190              6,249
        (Decrease) Increase in Other Liabilities              (10,991)            52,788              5,772              2,467
                                                         ------------       ------------       ------------       ------------
           Net Cash (Used in) Provided by
             Operating Activities                              (4,872)           123,398            109,461            101,293
                                                         ------------       ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of Investments in Real Estate                   (1,221)           (14,348)          (125,458)          (402,150)
     Properties Under Development                                  --            (50,289)           (52,818)           (52,996)
     Proceeds from Sales of Real Estate                         7,406              5,211             10,887             16,079
     Proceeds from Contributions of Real Estate to
        Joint Venture                                              --              5,712                 --                 --
     Purchases of and Increases in Lease Acquisition
        Costs                                                    (372)            (8,624)           (19,613)           (12,369)
     Improvements to Real Estate                                 (619)            (7,535)            (3,060)            (1,938)
     Notes Receivable from Joint Ventures                          --              3,329             (3,329)                --
     Investment in Joint Ventures                                  27             (6,434)            (8,040)                --
     Acquisition Deposits, net                                     --                148               (366)              (844)
     Advances to Cabot Advisors, net                               --                821               (278)              (523)
     Proceeds from consolidation of Cabot Advisors              3,697                 --                 --                 --
     Purchases of Furniture, Fixtures and Equipment                --               (608)              (145)               (83)
     Other                                                         --               (100)            (1,751)               629
                                                         ------------       ------------       ------------       ------------
           Net Cash Provided by (Used in) Investing
             Activities                                         8,918            (72,717)          (203,971)          (454,195)
                                                         ------------       ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Unsecured Debt                      --                 --             55,000            200,000
     Proceeds from Issuance of Preferred Units, net                --                 --             47,650            191,383
     Proceeds from Issuance of Mortgage Debt                       --                 --             75,527             93,215
     Proceeds from Bridge Financing                           500,000                 --                 --                 --
     Distributions Paid to Common Unitholders                      --            (63,976)           (61,354)           (58,641)
     Line of Credit (Repayments) Borrowings, net             (260,600)           111,600            (14,000)           (37,000)
     Distributions Paid to Preferred Unitholders               (3,893)           (17,284)           (19,642)            (5,419)
     Mortgage Debt Principal Repayments                          (372)           (13,129)            (4,170)            (5,737)
     Increase in Deferred Financing Costs                      (2,739)            (1,084)            (3,420)            (2,627)
     Proceeds from the Issuance of Common Units, net               --                 --                (85)            (1,412)
     Settlement of Interest Rate Swap Agreements               (2,558)
     Repurchase of Partnership Units                         (158,516)                --                 --                 --
     Employee Stock Option/DEU and other
       merger transactions                                    (44,595)                --                 --                 --
     Other                                                         --                (33)                --             (1,154)
                                                         ------------       ------------       ------------       ------------
           Net Cash Provided by Financing
             Activities                                        26,727             16,094             75,506            372,608
                                                         ------------       ------------       ------------       ------------
                Net Increase (Decrease) in Cash and
                   Cash Equivalents                            30,773             66,775            (19,004)            19,706

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                  69,778              3,003             22,007              2,301
                                                         ------------       ------------       ------------       ------------

CASH AND CASH EQUIVALENTS-END OF PERIOD                  $    100,551       $     69,778       $      3,003       $     22,007
                                                         ============       ============       ============       ============

Cash paid for interest, net of amounts capitalized       $      1,246       $     42,063       $     40,699       $     23,224
                                                         ============       ============       ============       ============

                       The accompanying notes are an integral part of these consolidated financial statements.

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                 (in thousands)


DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

         In conjunction with the Merger Transactions, Cabot L.P. assumed indebtedness of $1,010,927 and other net assets of $25,730.

         In conjunction with a sale of real estate in 1999, Cabot L.P. received a promissory note in the amount of $627 as a component of total consideration due from seller. This note was repaid in full during 1999.

         In conjunction with the acquisitions of certain real estate, Cabot L.P. assumed indebtedness of $28,182 and issued Partnership Units valued at $3,413 in 1999 and assumed indebtedness of $11,156 in 2000.

         In 2001, Cabot L.P. sold eight properties for $41,200 and Cabot L.P. sold two properties for $22,300 in 2000. These proceeds received in 2001 and 2000 were reinvested in real estate.

         In 2001 and 2000, Cabot L.P. contributed real estate valued at $5,093 and $2,332, respectively, to a joint venture. In addition, Cabot Trust issued warrants valued at $550 in conjunction with the formation of a joint venture in 2000.

         At December 6, 2001, employee stock option and DEU Transactions of $22,444 were payable to employees.

         At December 31, 2001, December 6, 2001, December 31, 2000 and 1999, accrued capital expenditures (including amounts included in accounts payable) totaled $2,410, $2,823, $3,525 and $6,520, accrued development costs totaled $10,838, $6,712, $5,216 and $3,610 and accrued preferred equity offering costs totaled $0, $795, $828 and $1,578.


        The accompanying notes are an integral part of these consolidated financial statements.

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001


1.       GENERAL

Organization
Cabot Industrial Properties, L.P. (Cabot L.P.), a Delaware limited partnership, was formed on October 10, 1997. The general partner of Cabot L.P. is Cabot Industrial Trust (Cabot Trust), a Maryland real estate investment trust which was also formed on October 10, 1997. As the general partner of Cabot L.P., Cabot Trust has the exclusive power under the agreement of limited partnership to manage and conduct the business of Cabot L.P. Cabot Trust is an externally-managed real estate company which qualifies as a real estate investment trust (a REIT) for federal income tax purposes.

As of December 31, 2001, Cabot L.P. owned a geographically diversified portfolio of 372 industrial properties having an aggregate of approximately 42 million square feet, approximately 93% of which space was leased to 728 tenants.

The Merger Transactions
On December 7, 2001, pursuant to an Agreement and Plan of Merger, dated as of October 28, 2001, among Cabot Trust, Calwest Industrial Properties, LLC, a California limited liability company (Calwest) and Rooster Acquisition Corp., a Maryland corporation and wholly-owned subsidiary of Calwest (Rooster), Cabot Trust and Rooster effected a merger (the Merger Transactions) whereby Rooster merged with and into Cabot Trust, with Cabot Trust being the surviving entity. As part of the Merger Agreement, (i) the trustees and executive officers of Cabot Trust and their affiliates entered into shareholder agreements with Calwest, Rooster, Cabot Trust and Cabot L.P., under which they agreed to tender their shares, and in some instances, to sell their common units of limited partner interest in Cabot L.P. to Calwest; and (ii) certain holders of limited partnership units entered into unitholder agreements with Calwest, Rooster, Cabot Trust and Cabot L.P., under which they agreed to convert their common units of limited partner interest (Partnership Units) into Cabot Trust common shares of beneficial interest (Common Shares) and tender such Common Shares. In addition, pursuant to an Option Agreement, dated as of October 28, 2001, between Cabot Trust and Calwest, Calwest under specified circumstances had the right, with certain defined limitations, to acquire newly issued Common Shares at a price of $24.00 per share. Upon consummation of the Merger Transactions, (i) Cabot Trust became a wholly-owned subsidiary of Calwest and (ii) the then outstanding Common Shares were converted into the right to receive a cash payment of $24.00 per Common Share. As a result of the Merger and related transactions, all Common Partnership Units in Cabot L.P. are owned by Cabot Trust.

Immediately subsequent to the Merger Transactions, Calwest, Cabot Trust and Cabot L.P. (collectively, the Borrowers) entered into a bridge financing arrangement (the Bridge Financing) with several lenders. Under the terms of the Bridge Financing, Cabot L.P. received $500 million in cash due on June 6, 2002, bearing interest of LIBOR plus 125 basis points (see Note 4). The obligations of the Bridge Financing were fully recoursed to the Borrowers and were secured by a perfected first priority security interest in the equity interests of Calwest, including Calwest's equity interest in Cabot Trust and Cabot L.P., and were guaranteed by Calwest. The proceeds from the Bridge Financing were used to repay the $260.6 million outstanding balance as of December 6, 2001 of Cabot L.P.'s LIBOR-based facility (see Note 4). The Bridge Financing was repaid in February 2002 (see Note 14).

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2001



In conjunction with the Merger Transactions, Cabot L.P. acquired all the outstanding common stock of Cabot Advisors, Inc. (Cabot Advisors) and as a result, Cabot L.P.'s financial statements as of December 31, 2001 and for the period from December 7, 2001 to December 31, 2001 include Cabot Advisors' financial position and results of operations on a consolidated basis.

Cumulative Redeemable Perpetual Preferred Equity
During 2000 and 1999, Cabot L.P. completed private sales of the following Cumulative Redeemable Perpetual Preferred Units (the Preferred Units):

    Sale Date                Series           Unit Price      Liquidation Value       Net Proceeds
--------------------     ---------------     ------------     -----------------       ------------
May 25, 2000             8.950% Series H          $25            $  35,000,000        $ 34,100,000
March 23, 2000           8.875% Series G          $25               15,000,000          14,600,000
December 22, 1999        8.500% Series F          $25               45,000,000          44,225,000
December 9, 1999         8.375% Series E          $50               10,000,000           9,730,000
September 27, 1999       8.375% Series D          $50               10,000,000           9,725,000
September 3, 1999        8.625% Series C          $25               65,000,000          63,310,000
April 29, 1999           8.625% Series B          $50               65,000,000          63,310,000
                                                                 -------------        ------------
                                                                 $ 245,000,000        $239,000,000
                                                                 =============        ============

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

Effect of Merger Transactions on Presentation

The Merger Transactions have been accounted for under the purchase method of accounting as required under Accounting Principles Board Opinion (APB) No. 16, Business Combinations. As allowed under SEC Staff Accounting Bulletin (SAB) No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, Cabot L.P. has elected to record the effect of the purchase accounting (push down accounting) in its financial position as of December 7, 2001. Push down accounting requires an entity to establish a new basis for its assets and liabilities based on the amount paid for its ownership. The acquiring entity's (Calwest's) basis is reflected in the acquired entity's (Cabot L.P.'s) financial statements. In order to apply push down accounting, Calwest's purchase price of $2.1 billion was allocated to the assets and liabilities of Cabot L.P. based on their relative fair values. For Cabot L.P., the new basis primarily impacts investments in real estate and related depreciation, debt and

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2001


associated deferred financing costs and interest expense, as well as recognition of rental revenue.

Historically, although Cabot L.P. owned 100% of the nonvoting preferred stock of Cabot Advisors, control did not rest with Cabot L.P. as 100% of the common stock was owned by an officer of Cabot Trust, therefore Cabot L.P.'s investment in Cabot Advisors had been accounted for under the equity method of accounting. In conjunction with the Merger Transactions, Cabot L.P. acquired the controlling interest. As a result, the results of operations and the financial position of Cabot Advisors is reflected on a consolidated basis prospectively.

Cabot L.P.'s consolidated results of operations for the period January 1, 2001 to December 6, 2001 reflect the historical operating results prior to the Merger Transactions. Cabot L.P.'s consolidated results of operations for the period December 7, 2001 to December 31, 2001 reflect the operations of Cabot L.P. subsequent to the Merger Transactions and the impact of the APB 16 purchase accounting adjustments. The consolidated financial statements for the years ended 2000 and 1999 represent the historical results of operations of Cabot L.P.


Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management evaluates its estimates, including those related to bad debts, depreciable lives and purchase price allocations. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management's estimates and assumptions under different assumptions or conditions.

Management believes the following critical accounting policies represent the more significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for uncollectible rental income which is established through a charge to the provision for uncollectible accounts is based on management's evaluation of the level of the allowance required in relation to the estimated exposure in Rents and Other Receivables. Management believes the allowance for uncollectible accounts is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as tenant payment history and likelihood of a tenant's ability to continue as a going concern. The use of different estimates or assumptions could produce different provisions for possible uncollectible rental income. Investments in Real Estate are carried at cost, less accumulated depreciation. Management applies assumptions in determining the estimated lives of its Investments in Real Estate. Additionally as required under APB 16 in conjunction with the Merger Transactions, management has allocated Calwest's $2.1 billion purchase price to Cabot L.P.'s tangible assets and liabilities based on their respective estimated fair values.

Investment in Real Estate

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2001


Investments in real estate are carried at cost, less accumulated depreciation. A new cost basis was established on December 7, 2001 as a result of the Merger Transactions, by adjusting the value of investments in real estate to reflect the allocation of the purchase price and eliminating prior accumulated depreciation (see Note 3). It is Cabot L.P.'s policy to review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of any impairment loss is based on the fair value of the asset. Generally, fair value is determined using valuation techniques such as the present value of expected future cash flows. No impairment adjustments have been made as a result of this review process during any of the periods presented.

Investments in real estate are depreciated primarily over 40 years using the straight-line method. Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Significant building renovations and improvements that extend the useful life of or improve the assets are capitalized. Interest is capitalized as a cost of real estate investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 34, Capitalization of Interest Cost. Interest totaling $231,000, $4,464,000, $3,443,000 and $3,167,000 was capitalized during the periods December 7 to December 31, 2001, January 1 to December 6, 2001 and the years ended December 31, 2000 and 1999, respectively.

Cash Equivalents
Cabot L.P. considers all short-term investments with a maturity of three months or less to be cash equivalents.

Capitalization of Costs
Cabot L.P. has capitalized as deferred costs certain expenditures related to the financing and leasing of its properties. Capitalized loan costs are amortized over the term of the related loans and lease acquisition costs are amortized over the term of the related leases, or the estimated useful life of the improvement, if shorter. All unamortized deferred financing costs existing at the time of the Merger Transactions were allocated no value in the purchase price allocation, as all associated debt was adjusted to its then fair value based on current market rates. Deferred Lease Acquisition Costs and Deferred Financing Costs included in the accompanying consolidated balance sheets are presented net of accumulated amortization totaling $328,000 and $376,000, respectively, as of December 31, 2001 and $16,048,000 and $1,118,000, respectively, as of December 31, 2000.

Investments in Joint Ventures and Cabot Advisors
Cabot L.P.'s joint venture arrangements (the Joint Ventures) are accounted for using the equity method. As described above, Cabot L.P.'s investment in Cabot Advisors was accounted for using the equity method through December 6, 2001. Under the equity method of accounting, Cabot L.P.'s pro rata share of the Joint Ventures' and Cabot Advisors' income (loss) is recorded as an increase (decrease) in the carrying value of its investment and any distributions received are recorded as decreases in the carrying value.

Assets Held for Sale
As of December 31, 2000, Assets Held for Sale consisted of seven industrial properties in California and Ohio. One property held for sale was subject to indebtedness that totaled $5,401,000 at December 31, 2000. During 2001, these properties, containing

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2001


approximately one million square feet, were sold by Cabot L.P. for an aggregate sales price of approximately $39 million. These sales resulted in a Net Gain on Sales of Real Estate of approximately $2.5 million. Proceeds from these sales of property were used to acquire additional real estate assets. There were no Assets Held for Sale as of December 31, 2001.

Rental Income
All leases are classified as operating leases. Certain leases provide for tenant occupancy during periods for which no rent is due and rent payments that increase during the term of the lease. Cabot L.P. records rental income for the full or remaining term of each lease evenly over the term. The resulting Deferred Rent Receivable represents the cumulative amount of rental revenue recognized in excess of that currently due from tenants, net of reserves. Cabot L.P. expects to collect the Deferred Rent Receivable over the remaining life of the leases. In connection with the purchase price allocation associated with the Merger Transactions, the Deferred Rent Receivable was allocated no value. Additionally, the remaining lives of the leases for all leases in place at the date of the Merger Transactions is the basis for determining the Deferred Rent Receivable under the new basis of accounting. Rental revenue is not recognized for income tax purposes until currently due under the lease.

Cabot L.P. recorded a provision for uncollectible rental income of $81,000, $1,062,000, $1,336,000 and $352,000 for the periods December 7 to December 31, 2001, January 1 to December 6, 2001, and for the years 2000 and 1999, respectively, and wrote off $0, $398,000, $928,000 and $90,000 against its allowance for uncollectible accounts during the periods December 7 to December 31, 2001, January 1 to December 6, 2001, and the years 2000 and 1999, respectively.

Interest Rate Protection Agreements
Cabot L.P. uses various types of interest rate protection agreements from time to time to manage its exposures to interest rate risk. During 2001, 2000 and 1999, Cabot L.P. used interest rate swap agreements, interest rate collar agreements and interest rate cap agreements to manage a portion of the interest rate risk arising from its LIBOR-based facility (see Note 4) and may, in the future, use other types of agreements. The interest rate swap agreements effectively limited the LIBOR interest cost on a portion of the outstanding balance of the facility to a specified interest rate by requiring Cabot L.P.'s counterparty to pay to Cabot L.P. amounts to the extent LIBOR exceeded the specified interest rate or by requiring Cabot L.P. to pay to the counterparty amounts to the extent LIBOR was less than the specified interest rate. The collar agreements effectively limited the LIBOR interest cost on a portion of the outstanding balance on the facility to a specified interest rate range by requiring Cabot L.P.'s counterparty to pay amounts to Cabot L.P. to the extent LIBOR exceeded the ceiling of the specified range and requiring Cabot L.P. to make payments to the counterparty to the extent LIBOR was less than the floor of the range. The interest rate cap agreements limited the LIBOR interest cost on a portion of the outstanding balance on the facility to a maximum interest rate by requiring Cabot L.P.'s counterparty to pay amounts to Cabot L.P. to the extent LIBOR exceeded the ceiling as specified. Cabot L.P. accounts for such agreements under the accrual method. Amounts to be received from or paid to the counterparties of the agreements are accrued during the period to which the amounts relate and are reflected as increases or decreases in interest expense. The related amounts payable to or

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2001


receivable from the counterparties are included in accounts payable or other assets in the accompanying balance sheets.

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

Recent Accounting Pronouncements
On January 1, 2001, Cabot L.P. adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. SFAS 133, as amended, requires companies to carry all derivative instruments, including certain embedded derivatives, in the statement of financial condition at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. Cabot L.P. uses only qualifying hedges that are designated specifically to reduce exposure to interest rate risk by hedging the expected future cash payments on certain liabilities. This is typically accomplished using an interest rate cap, collar or swap agreement. For financial reporting purposes these transactions qualify as cash flow hedges and the gain or loss on the effective portion of the interest rate hedge is recorded as a component of equity, which becomes reclassified into earnings along with payments on the hedged liability. The effectiveness of the hedging relationship will be assessed each reporting period, and any ineffectiveness measured, if applicable, will be included in earnings.

Upon adoption of SFAS No. 133 in January 2001, Cabot L.P. recorded a net transition loss of $287,000 in accumulated other comprehensive income (equity). Adoption of the standard also resulted in the recognition of $287,000 of derivative instrument liabilities. In general, the amount of volatility will vary with the level of derivative activities during any period.



Reclassifications
Certain amounts from prior periods have been reclassified to conform to the 2001 financial statement presentation.

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2001


3.       ACQUISITIONS OF REAL ESTATE INVESTMENTS

In accordance with generally accepted accounting principles, Cabot L.P. accounted for the Merger Transactions using the purchase method of accounting. As such, the net assets acquired in connection with the Merger Transactions were recorded at the fair value of the consideration surrendered and liabilities assumed. The purchase price was then allocated to all identifiable assets and assumed liabilities based upon their individual estimated fair market values.

The following is a summary of the preliminary allocation of acquisition costs recorded in connection with the Merger Transactions:

                                                                              (in thousands)
--------------------------------------------------------------------------------------------
Fair value of Cabot Trust's Common Shares and Cabot L.P.'s Partnership
 Units purchased by Calwest and Cabot L.P., based on the December 7, 2001
 value of $24 per Share/Unit............................................       $ 1,048,324

Repurchase of Partnership Units by Cabot L.P. ..........................          (158,516)

Other acquisition costs incurred by Calwest ............................             5,888
                                                                               -----------
Investment by Calwest...................................................           895,696

Value of Preferred Units, at carryover historical cost basis............           239,000

Mortgage debt assumed, recorded at estimated fair value.................         1,010,927

--------------------------------------------------------------------------------------------

               Total acquisition cost basis ............................       $ 2,145,623
============================================================================================

Acquisition cost basis allocated to:

     Land ..............................................................       $   409,786

     Buildings .........................................................         1,566,660

     Properties under Development ......................................           107,754

     Lease Acquisition Costs - Tenant Improvements .....................            18,914

--------------------------------------------------------------------------------------------

Acquisition cost basis allocated to Real Estate as a result of the
 Merger Transactions....................................................         2,103,114
--------------------------------------------------------------------------------------------

Acquisition cost basis allocated to Joint Venture Investments ..........       $    16,779

Acquisition cost basis allocated to Other Net Assets ...................            25,730
--------------------------------------------------------------------------------------------

                Total cost basis allocated .............................       $ 2,145,623
============================================================================================

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2001


In general, the new cost basis of the assets and liabilities as a result of the purchase price allocation impacted the recognition of straight-line rental revenue, depreciation and interest expense. Based on unaudited data, the following table presents selected financial information for Cabot L.P. on a pro forma basis, assuming the Merger Transactions occurred on January 1, 2000.

                                                 2001                2000
                                               --------            --------
                                                 (unaudited, in thousands)

Revenues                                       $229,051            $212,096
Net income                                       53,771              43,994


The pro forma amounts in the previous table exclude the Severance and Merger Expenses of $51.3 million. The pro forma results are not necessarily indicative of future operations or the actual results that would have been reported had the Merger Transactions occurred on January 1, 2000.


4.       DEBT FACILITIES

Cabot L.P.'s debt balances were adjusted as of December 7, 2001 to fair value to reflect the present value of amounts to be paid using market interest rates for obligations with similar terms. These adjustments, resulting in an aggregate, net premium of $17.2 million, are amortized as a reduction of interest expense over the remaining term of the loans to reflect an estimated market interest rate as of the date of the Merger Transactions.

The Bridge Financing
As described in Note 1, Cabot L.P. issued a note payable in the amount of $500 million. This financing (the Bridge Financing) bears an interest rate of LIBOR plus 125 basis points (3.30% at December 31, 2001), and was due June 6, 2002. The Bridge Financing was repaid in full in February 2002 (see Note 14).

The Facility
On October 24, 2000, Cabot L.P. obtained a new $325 million unsecured line of credit facility (the Facility) replacing its previous $325 million credit facility that was to mature in March 2001. The new credit facility, which was scheduled to mature in October 2003, was repaid and terminated in conjunction with the Merger Transactions. As a result of the termination of this facility, deferred financing costs in the amount of $2.8 million were allocated no value in conjunction with purchase price allocation. The interest rate on the Facility for 2001, 2000 and 1999 was LIBOR plus 100 basis points (which included a 20 basis point facility fee in 2001 and 2000). At December 31, 2000 and 1999, the interest rate on outstanding borrowings was 7.69% and 7.50%, respectively. The weighted average coupon interest rate for the period from January 1 to December 6, 2001, and for the years ended 2000 and 1999 was 5.44%, 7.54% and 6.37%
respectively, including the effect of the interest rate

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2001


protection agreements described below. The Facility was used to acquire and develop properties and for working capital purposes.

Cabot L.P. had entered into two interest rate swaps relating to the Facility for notional amounts of $25 million each, which were intended to result in limiting the variable nature of the LIBOR component of Cabot L.P.'s interest rate on an equivalent amount of borrowings to 5.891% and 5.905% through October 2003. Immediately subsequent to the Merger Transactions, Cabot L.P. terminated these swaps at a cost of $2.6 million. The liability related to these swaps was assumed at the date of the Merger Transactions, therefore this cost is included in total purchase price consideration (see Note 3). Cabot L.P. had entered into an interest rate cap arrangement relating to the Facility for a notional amount of $100 million for the period from October 1, 1999 through April 1, 2000. This arrangement resulted in limiting the variable nature of the LIBOR component of Cabot L.P.'s interest rate on an equivalent amount of borrowings to no more than 6.50% per annum. Cabot L.P. also entered into other similar arrangements during 2000 and 1999, which resulted in additional interest expense of $16,000 and $86,000 respectively.

Unsecured Debt - Medium Term Notes
On September 7, 2000, Cabot L.P. established a Medium Term Note program eligible to issue up to $200 million of notes payable. On September 12, 2000, Cabot L.P. issued $40 million of notes payable, with a coupon interest rate of 8.5%, due September 15, 2010. On September 18, 2000, Cabot L.P. issued an additional $15 million of notes payable, with a coupon interest rate of 8.2%, due September 15, 2005. On December 7, 2001, the market interest rates for these notes were determined by management to be 7.44% and 6.41%, respectively, as such the debt was revalued to reflect a premium (an increase in the debt balance) in the amount of $2.4 million and $852,000, respectively. A reduction of interest expense related to the amortization of this premium of $33,000 was recorded in the period from December 7 to December 31, 2001.

Unsecured Debt - Senior Notes
On May 4, 1999, Cabot L.P. issued $200 million of senior unsecured redeemable notes, due May 1, 2004. The notes have a 7.125% coupon interest rate, and on December 7, 2001, the market interest rate for this debt was determined by management to be 5.61%, as such the debt was revalued to reflect a premium of $6.5 million. A reduction of interest expense related to the amortization of this premium of $183,000 was recorded in the period from December 7 to December 31, 2001.

Mortgage Loans
Cabot L.P. entered into loan agreements during 2000 and 1999, assumed certain loans in conjunction with several real estate acquisitions, and assumed certain loans in connection with its formation, all secured by certain existing real estate assets (collectively, the Mortgage Loans). The Mortgage Loans, totaling $238.4 million and $246.4 million at December 31, 2001 and 2000 (excluding discounts and premiums), respectively, bear coupon interest rates ranging from 7.25% to 9.67% and are secured by properties with a net book value of $444.9 million and $396.3 million, respectively. Certain of the debt assumed in conjunction with the acquisition of properties bears a coupon interest rate that differed from the fair market value interest rate at the date of acquisition of the related property. In accordance with generally accepted accounting principles, such debt was recorded at fair market value and interest expense was adjusted based

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2001


on the fair market interest rate at the date of acquisition for each of the periods through December 6, 2001. All Mortgage Loans outstanding at December 7, 2001 were revalued as a result of the Merger Transactions using market interest rates, determined by management, ranging from 4.13% to 8.35%, as such the debt was revalued to reflect a net premium of $7.4 million. A reduction of interest expense related to the amortization of this premium of $131,000 was recorded in the period from December 7 to December 31, 2001.

Aggregate contractual principal payments on the Mortgage Loans payable at December 31, 2001 (excluding the net premium recorded in conjunction with the Merger Transactions) for the five years ending December 31 and thereafter are as follows:


                                                         (in thousands)
                                                         --------------

                2002.............................         $     9,183
                2003.............................              11,295
                2004.............................              13,106
                2005.............................              13,015
                2006.............................              19,472
                Thereafter.......................             172,286


5.       FUTURE MINIMUM RENTS

Future minimum rental receipts due Cabot L.P. on noncancelable operating leases for the 372 industrial properties owned as of December 31, 2001 for the five years ending December 31 and thereafter were as follows:

                                                         (in thousands)
                                                         --------------

                2002.............................         $   167,095
                2003.............................             135,916
                2004.............................             104,528
                2005.............................              76,790
                2006.............................              57,169
                Thereafter.......................             127,808

Cabot L.P. is subject to the usual business risks associated with the collection of the above-scheduled rents. The above amounts do not include additional rental receipts that will become due as a result of the expense reimbursement and escalation provisions in the leases. In addition, Cabot L.P.'s minimum future rental receipts related to nonindustrial properties total $6.3 million as of December 31, 2001.

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2001


6.       INCOME TAXES

No provision for federal and state income taxes has been recorded relating to Cabot L.P. as the partners report their respective share of net taxable income on their individual tax returns.


7.       EMPLOYEE BENEFIT PLANS AND AGREEMENTS

Cabot Trust adopted the Cabot Industrial Trust Long-Term Incentive Plan (the
LTIP) and the Cabot Industrial Trust 1999 Long-Term Incentive Plan (the 1999
LTIP) (collectively, the Plans), for the purpose of attracting and retaining highly qualified executive officers, Trustees and employees. The 1999 LTIP was maintained as a broad-based plan within the meaning of the New York Stock Exchange rules. Both plans were terminated as a result of the Merger Transactions and all benefits payable to participants were paid on December 7, 2001 as cash compensation.

The Plans were administered by the Executive Compensation Committee of the Board of Trustees of Cabot Trust (the Administrator). Officers and other employees of Cabot Trust, Cabot L.P. and designated subsidiaries and members of the Board of Trustees of Cabot Trust who were not employees of Cabot Trust were eligible to participate.

Options were awarded to Trustees in the form of Common Shares and to employees of Cabot L.P. or Cabot Advisors in the form of Partnership Units.

The Plans provided for the grant of (i) Common Share options and Partnership Unit options intended to qualify as incentive options under Section 422 of the Code (the LTIP only), (ii) Common Share options and Partnership Unit options not intended to qualify as incentive options under Section 422 of the Code and (iii) dividend equivalent rights and distribution equivalent rights (collectively, DEUs) which entitled a Participant to be credited with additional Common Share or Partnership Unit rights.

In connection with the grant of options under the Plans, other than options to nonemployee Trustees, the Administrator determined the terms of the option, including the option exercise price, any vesting requirements and whether a DEU would be awarded. The Administrator had authority to award options at an exercise price that was less than fair market value but had not. Except for options granted to non-employee Trustees, the options granted under the Plans had 10-year terms and became exercisable in four equal annual installments commencing on the first anniversary of the date of grant, subject to acceleration of vesting upon a change in control of Cabot Trust (as defined in the Plans).

DEUs entitled an option holder to an award of additional Common Shares or Partnership Units at year end with a positive intrinsic value calculated using a formula that was based on the difference between the annual distribution rate on the Common Shares and Partnership Units versus the average dividend rate on common stocks included in the S&P 500 Index. DEUs vested on a vesting schedule as determined by the Administrator and once vested entitled the holder to a Common Share or Partnership Unit at the earlier of the year of exercise of the underlying option, the year of termination of employment, or the year of expiration of the

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2001


underlying option or, in some cases, only upon a change in control. The options granted with DEUs resulted in compensation expense in 2001, 2000 and 1999 of approximately $15.4 million (including $14.6 million related to the change in control), $772,000 and $475,000, respectively.

To the extent an option had not become exercisable at the time of the holder's termination of employment, it was forfeited unless the Administrator had previously exercised its reasonable discretion to make such option exercisable and all vested options which were not exercised by the expiration date described in the Plans were forfeited. Any Common Shares or Partnership Units subject to options which were forfeited (or which expired without exercise) were again available for grant under the Plans.

The closing of the Merger Transactions resulted in a change of control under the Plans and all options and DEU awards became fully vested. All options and DEUs were settled by a payment to the holders of $24 per Common Share or Partnership Unit, less the exercise price of the related option or DEU, totaling $21.1 million and $17.3 million, respectively.

A summary of Cabot Trust's stock option activity is as follows for the period ended December 6, 2001 and for each of the years ended December 31, 2000 and 1999.

                                                    2001                           2000                            1999
                                          -------------------------      -------------------------     --------------------------
                                                          Weighted                       Weighted                       Weighted
                                                          Average                        Average                        Average
                                            Number of     Exercise        Number of      Exercise        Number of      Exercise
                                          Shares/Units     Price         Shares/Units     Price         Shares/Units     Price
-------------------------------------------------------------------      -------------------------     --------------------------
Options outstanding, beginning of year      3,970,852     $   19.87        3,982,590     $   19.88        3,126,615     $   20.04
     Granted                                1,071,300         19.42           42,500         19.41          878,300         19.29
     Settled upon merger                   (5,009,546)        19.78               --            --               --            --
     Exercised                                (11,818)        19.32               --            --               --            --
     Forfeited                                (20,788)        19.34          (54,238)        19.63          (22,325)        19.97
                                           ------------------------      -------------------------     --------------------------

Options outstanding, end of year                   --            --        3,970,852     $   19.87        3,982,590     $   19.88
                                           ========================      =========================     ==========================
Options exercisable, end of year                   --            --        1,794,414     $   19.95          814,079     $   20.04
                                           ========================      =========================     ==========================

DEUs outstanding, beginning of year           505,629     $    0.00          283,705     $    0.00           89,384     $    0.00
     Credited                                 214,749          0.00          223,775          0.00          194,967          0.00
     Settled upon merger                     (719,092)         0.00               --          0.00               --          0.00
     Exercised                                     --          0.00             (497)         0.00               --          0.00
     Forfeited                                 (1,286)         0.00           (1,354)         0.00             (646)         0.00
                                           ------------------------      -------------------------     --------------------------
DEUs outstanding, end of year                      --            --          505,629     $    0.00          283,705     $    0.00
                                           ========================      =========================     ==========================
DEUs exercisable, end of year                      --            --           63,412     $    0.00           23,733     $    0.00
                                           ========================      =========================     ==========================

Options available for grant                        --            --        1,890,311            --        2,100,497            --
                                           ========================      =========================     ==========================

For the DEUs outstanding as of December 31, 2000 and 1999, 156,889 and 152,797, respectively, vested over the shorter of a four-year period or upon a change of control and 348,740 and 130,908, respectively, vested only upon a change of control.

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2001


Pro Forma Stock-based Compensation Expense
As permitted by SFAS No. 123, Accounting for Stock-based Compensation, Cabot L.P. has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, to account for its stock-based compensation plans. Prior to the Merger Transactions, except for the DEUs as described above, no compensation cost has been recognized for Cabot Trust's Plans as the option prices at the date of grant were equal to market prices. Had compensation cost for awards in 2001 (through the date of the Merger Transactions), 2000 and 1999 under Cabot Trust's Plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on Cabot L.P.'s net income allocable to partnership units and earnings per unit would have been as follows for the period from January 1 to December 6, 2001 and for the years ended December 31, 2000 and 1999.


                                                       2001          2000          1999
     -------------------------------------------------------------------------------------
                                                   (in thousands, except per unit amounts)
     Net income allocable to partnership units:
          As reported                              $   9,278    $   59,333    $   57,678
          Pro forma                                    6,715        57,221        55,873
     Basic earnings per partnership unit:
          As reported                              $    0.21    $     1.36    $     1.32
          Pro forma                                     0.15          1.31          1.28
     Diluted earnings per partnership unit:
          As reported                              $    0.21    $     1.36    $     1.32
          Pro forma                                     0.15          1.31          1.28

All options and DEUs were settled in conjunction with the Merger Transactions and therefore have no effect subsequent to December 6, 2001.

The weighted average fair value per share/unit of options granted was $2.36, $2.51 and $2.23 in 2001, 2000 and 1999, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                      2001             2000             1999
     ---------------------------------------------------------------------------
     Expected volatility             18.45%           18.49%           19.21%
     Risk-free interest rate      4.80 - 5.51%     6.00 - 6.69%     4.82 - 6.60%
     Expected life options          7 years          7 years          7 years
     Expected dividend yields         5.4%             6.2%             6.9%


The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including expected stock price volatility. Because Cabot Trust's employee stock options had characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of fair value of its employee stock options.

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2001


401(k) Savings Plan
The Cabot Savings Plan 401(k) covered eligible full-time employees of Cabot L.P., Cabot Trust and their affiliates. Contributions to the plan were made by both the employee and the employer. Employer contributions were based on the level of employee contributions. For this plan, Cabot L.P. contributed and charged to expense $80,000, $64,000 and $58,000 in 2001, 2000 and 1999, respectively.

In conjunction with the Merger Transactions in 2001, Cabot Trust terminated this plan which resulted in the vesting of all employer contributions. Plans assets will be distributed to all plan participants upon receipt of a final determination letter from the Internal Revenue Service.

Employment and Severance Agreements
Cabot L.P. had employment agreements with former senior executives. Each of the employment agreements provided for severance payments in the event of a change in control of Cabot Trust equal to three times the sum of the current base salary and the latest annual bonus paid and also provided for tax reimbursements in certain circumstances.

On December 17, 1998, Cabot Trust's Board of Trustees approved a severance plan covering all full-time employees of Cabot L.P. and its affiliates not covered by employment agreements which provided for six to 24 months of compensation to be paid, under certain circumstances, in the event the employee was terminated due to a change in control.

In conjunction with the Merger Transactions, the former senior executives were entitled to payments totaling $21.7 million under the employment agreements, and all other employees who were terminated were entitled to payments under the severance plan totaling $6.0 million. These amounts are reflected as severance and merger expenses in the accompanying consolidated statement of operations for the period from January 1 to December 6, 2001.


8.       EARNINGS PER UNIT

In accordance with SFAS No. 128, Earnings per Share, basic earnings per partnership unit have been computed by dividing net income allocable to partnership units by the weighted average number of partnership units outstanding during the period from January 1, 2001 to December 6, 2001, and the years ended December 31, 2000 and December 31, 1999.

Diluted earnings per partnership unit have been computed considering the potentially dilutive effect of the exercise of Partnership Unit options and warrants granted by Cabot L.P. and Cabot Trust. Basic and diluted earnings per partnership unit were calculated as follows:

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2001


                                                       Period Ended
                                                        December 6,     Year Ended      Year Ended
                                                            2001        December 31,    December 31,
                                                        (see Note 1)        2000            1999
                                                        ------------    ------------    ------------
                                                     (in thousands, except per partnership unit amounts)
Basic:
     Net Income Allocable to Partnership Units          $      9,278    $     59,333    $     57,678
                                                        ------------    ------------    ------------
     Weighted Average Partnership Units                       43,671          43,668          43,608
                                                        ------------    ------------    ------------
     Basic Earnings per Partnership Unit                $       0.21    $       1.36    $       1.32
                                                        ============    ============    ============

     Diluted:
     Net Income Allocable to Partnership Units          $      9,278    $     59,333    $     57,678
                                                        ------------    ------------    ------------
     Weighted Average Partnership Units                       43,671          43,668          43,608
     Effect of Unit Options                                      324              60              24
                                                        ------------    ------------    ------------
     Weighted Average Partnership Units, as adjusted          43,995          43,728          43,632
                                                        ------------    ------------    ------------
     Diluted Earnings per Partnership Unit              $       0.21    $       1.36    $       1.32
                                                        ============    ============    ============

Approximately 147,000 options and 750,000 warrants, 3.2 million options and 750,000 warrants and 3.2 million options are excluded from the above calculation of diluted earnings per partnership unit for the period ended December 6, 2001 and the years, ended December 31, 2000 and 1999, respectively, since the impact of consideration of these options and warrants was antidilutive.


9.       FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires Cabot L.P. to disclose fair value information for all financial instruments, for which it is practicable to estimate fair value, whether or not recognized in the balance sheets. Cabot L.P.'s financial instruments, other than debt and interest rate protection agreements, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, rents and other receivables and accounts payable. The carrying amount of these assets and liabilities in the consolidated balance sheets approximate fair value.

The carrying amount and fair value of Cabot L.P.'s long-term obligations and off-balance-sheet financial instruments as of December 31, 2001 and 2000 are as follows:

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2001


                                                                  2001                         2000
                                                       -------------------------------------------------------
                                                        Carrying        Fair         Carrying         Fair
                                                         Amount         Value         Amount          Value
--------------------------------------------------------------------------------------------------------------
                                                                             (in thousands)
Assets:
     Loans to Joint Venture                            $      --      $      --      $   3,301      $   3,301

Long-term Obligations:
     Mortgage loans payable                            $(245,642)     $(245,642)     $(246,379)     $(250,030)
     Unsecured debt                                    $(264,568)     $(264,568)     $(255,000)     $(256,799)

Off-balance-sheet financial instruments:
     Interest rate protection agreements (liability)   $      --      $      --      $      --      $    (287)

Cabot L.P.'s Mortgage Loans and Unsecured Debt are at fixed rates and were revalued at December 7, 2001 (see Note 4). The fair market values of Mortgage Loans and Unsecured Debt were estimated using a valuation technique that discounts expected future cash flows to net present value, at current market rates. The market rates at December 7, 2001 approximate the rates at December 31, 2001, therefore the carrying values are equal to the market values at December 31, 2001. The fair market value of Cabot L.P.'s Unsecured Debt at December 31, 2000 was estimated based on publicly quoted market prices, which represented the amount Cabot L.P. would have to pay to repurchase such borrowings. Cabot L.P.'s Facility and Bridge Financing were at variable rates, which resulted in carrying values that approximate their fair values at December 31, 2001 and 2000. The fair value of Cabot L.P.'s interest rate protection agreements was the estimated amount that Cabot L.P. would receive or pay if it had terminated the contracts as of December 31, 2000, taking into account the change in interest rates and the creditworthiness of the counterparties. There are no balances under the Facility or interest protection agreements outstanding at December 31, 2001.


10.       RELATED PARTY TRANSACTIONS

Following the Merger Transactions, Cabot L.P. and RREEF entered into an investment advisory agreement that engaged RREEF as the investment adviser of Cabot L.P. for the period beginning on December 7, 2001 and ending on December 31, 2002. Cabot L.P. may extend the term of the agreement for additional one-year periods. Under the agreement, RREEF is to provide asset and property management, development, acquisition and disposition services to Cabot L.P. and Cabot L.P. is to pay RREEF the following fees:

 (i) an annual asset management fee equal to (A) the fair market value of the properties in the Cabot L.P. portfolio during the measurement period, divided by (B) the sum of the fair market values of the properties in the Calwest portfolio and the Cabot L.P. portfolio during the same measurement period (the Total Portfolio Value), multiplied by (C) the dollar amount determined using the following fee schedule:

          (a) 50 basis points to the extent the Total Portfolio Value is less than $1 billion, plus

          (b) 35 basis points to the extent the Total Portfolio Value is more than $1 billion and less than $2 billion, plus

          (c) 30 basis points to the extent the Total Portfolio Value is more than $2 billion and less than $3 billion, plus

          (d) 25 basis points to the extent the Total Portfolio Value exceeds $3 billion;

 (ii) an acquisition fee of .50% of the purchase price (including any debt incurred or assumed) of property acquired;

 (iii) a monthly property management fee for all the properties managed by RREEF equal to 2.52% of total monthly collections;

 (iv) a construction supervision fee for each capital expenditure greater than $100,000 equal to 3% of such capital expenditures up to a maximum fee of $150,000 per capital expenditure;

 (v) a development fee equal to 2% of property development costs excluding land costs, acquisition and development fees and actual or imputed interest costs;

 (vi)  a disposition fee of .25% of the sales price of a property and

 (vii) an incentive fee based on the cumulative performance of the portfolio of properties owned by Cabot L.P. and Calwest.

During the period from December 7, 2001 to December 31, 2001, Cabot L.P. incurred acquisition fees of $6.4 million, asset management fees of $517,000, property management fees of $309,000, development fees of $211,000 and disposition fees of $19,000 under this agreement.

On December 7, 2001, RREEF entered into an agreement with Cabot L.P. and Cabot Advisors under which (i) Cabot L.P. and Cabot Advisors agreed to permit RREEF to occupy certain premises that were leased by Cabot L.P. and Cabot Advisors, and RREEF agreed to reimburse Cabot L.P. and Cabot Advisors for rent payable under such leases, (ii) Cabot L.P. and Cabot Advisors transferred to RREEF all of its right, title and interest in all furniture, fixtures and equipment located in such premises, (iii) Cabot L.P. agreed to reimburse RREEF for any severance amounts paid by RREEF to the former employees of Cabot L.P. and Cabot Advisors who were hired by RREEF in connection with the Merger Transactions, (iv) Cabot
L. P. agreed to reimburse RREEF for payments made by RREEF for a Cabot L.P. property in connection with a development agreement and (v) Cabot L.P. agreed to pay RREEF the management and other fees otherwise payable to Cabot L.P. for performing the management services required to be performed by Cabot L.P. under the Joint Venture agreements.

The current trustees and executive officers of Cabot Trust are all employees of RREEF, are compensated by RREEF and receive no remuneration or other compensation from Cabot L.P.

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2001


11.      EQUITY INVESTMENTS

Cabot L.P. had an equity investment in Cabot Advisors (see Note 2) and also has a 20% equity interest in the Joint Ventures with JP Morgan Chase Capital Partners, GE Capital Real Estate and Teachers Insurance and Annuity Association
- College Retirement Fund (TIAA-CREF), each of which were formed in 2000. As of December 7, 2001, Cabot L.P.'s investments in the Joint Ventures and Cabot Advisors were adjusted to reflect the fair value of the investments in connection with the purchase price allocation. Furthermore, in conjunction with the Merger Transactions, Cabot L.P. acquired a controlling interest in Cabot Advisors; therefore, commencing December 7, 2001, the accounts of Cabot Advisors are consolidated for financial reporting purposes.

Through December 6, 2001, Cabot Advisors was responsible for various activities including management of Cabot L.P.'s properties and properties on behalf of third parties, as well as providing other real estate related services for third parties. Total management fees earned by Cabot Advisors related to Cabot L.P.'s properties are included in Property Operating Expenses in the accompanying consolidated statements of operations and amounted to $4,395,000, $4,444,000, $2,684,000 in 2001, 2000 and 1999, respectively. As of the date of the Merger Transactions, Cabot Advisors ceased providing management and real estate services and Cabot L.P. engaged RREEF to provide these services for its portfolio (see Note 10).

The Joint Ventures are engaged in the acquisition and development of industrial properties. Cabot L.P. is the managing member and earns acquisition, development, asset management and property management fees for services it provides to the Joint Ventures. During 2001 and 2000, Cabot L.P. earned acquisition and development fees of $734,000 and $687,000 and asset management and property management fees of $338,000 and $56,000, respectively.

Summarized unaudited financial information for Cabot Advisors and the Joint Ventures as of December 31, 2001, 2000 and 1999 and for the years then ended is as follows:

                                                             As of and for the Years Ended December 31,
                                                             ------------------------------------------
                                                                     2001         2000          1999
  -----------------------------------------------------------------------------------------------------
                                                                       (unaudited, in thousands)
   Total assets .............................................    $ 144,857     $  98,953    $   1,426
   Total  revenue ...........................................       22,258        10,884        5,344
   Net income  (loss) .......................................        4,289           760          (20)
   Company's share of net income (loss) of Cabot Advisors ...         (764)          518          (19)
   Company's  share of net income of Joint Ventures .........          884            89           --

Cabot Advisors' operations are consolidated commencing December 7, 2001, therefore, results for the year ended December 31, 2001 reflected above represent activity only through December 6, 2001, or approximately 11 months, and no assets are reflected above for 2001 related to Cabot Advisors. Cabot L.P.'s share of Cabot Advisors' net income (loss) through December 6, 2001 is included in Interest and Other Income in the accompanying consolidated

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2001


statements of operations. Cabot L.P.'s share of the Joint Ventures' income for the period from December 7 through December 31, 2001 was $79,000. The Joint Ventures recognized total revenue of approximately $1.1 million during the same period.

The Joint Ventures commenced operations at various dates in 2000. Accordingly, their results for the year ended December 31, 2000 do not represent a full year. Cabot L.P.'s share of the Joint Ventures' net income is included in Earnings and Fees from Joint Ventures and Advisory Clients in the accompanying consolidated statements of operations.


12.      COMMITMENTS AND CONTINGENCIES

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

Minimum Future Lease Obligations
Minimum future lease obligations of Cabot L.P. under noncancelable operating leases for the next five years and thereafter total cumulatively approximately $60,000. In conjunction with the Merger Transactions, Cabot L.P.'s lease obligations for all offices, that will remain open, were assumed by RREEF.
The remaining lease obligations of $60,000, related to offices to be closed, were accrued as of the date of the Merger Transactions (see Note 3). Cabot L.P. incurred rental expense of $655,000, $421,000 and $389,000 for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, Cabot Advisors incurred rental expense of $776,000, $476,000 and $374,000 for the years ended December 31, 2001, 2000 and 1999, respectively.


Severance Agreement
In connection with the Merger Transactions, RREEF agreed to employ those employees of Cabot L.P. and Cabot Trust who were not terminated in connection with the Merger Transactions and to pay such individuals the severance amounts that such employees would otherwise have been entitled to under the Cabot Trust Severance Plan. In consideration for the foregoing, Cabot, L.P. agreed to reimburse RREEF for any amounts paid by RREEF to such employees.

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2001


13.      SUPPLEMENTARY QUARTERLY DATA


 ------------------------------------------------------------------------------------------------------------------------------
                                                     March 31,     June 30,   September 30, October 1, 2001-  December 7, 2001-
                                                       2001          2001         2001      December 6, 2001  December 31, 2001
 ------------------------------------------------------------------------------------------------------------------------------
                                                                  (unaudited, in thousands, except per unit amounts)
 ------------------------------------------------------------------------------------------------------------------------------
 Rental revenue                                   $    56,422   $    55,955   $    57,171    $    41,129        $    18,374
 ------------------------------------------------------------------------------------------------------------------------------
 Net gain on sales of real estate                         949         1,465           683            945                --
 ------------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                     22,228        22,149        21,007        (36,353)             8,067
 ------------------------------------------------------------------------------------------------------------------------------
 Net income (loss) allocable to partnership units      16,934        16,855        15,713        (40,224)             6,644
 ------------------------------------------------------------------------------------------------------------------------------
 Earnings (loss) per partnership unit, basic             0.39          0.39          0.36          (0.93)               n/a
 ------------------------------------------------------------------------------------------------------------------------------
 Earnings (loss) per partnership unit, diluted           0.39          0.39          0.36          (0.93)               n/a
 -------------------------------------------------------------------------------------------------------- ---------------------

 ------------------------------------------------------------------------------------------------------------------------
                                                                  March 31,      June 30,    September 30,  December 31,
                                                                     2000           2000          2000           2000
 ------------------------------------------------------------------------------------------------------------------------
                                                                    (unaudited, in thousands, except per unit amounts)
 ------------------------------------------------------------------------------------------------------------------------
 Rental revenue                                                 $    49,808    $    52,178    $    54,477    $    55,633
 ------------------------------------------------------------------------------------------------------------------------
 Net gain on sales of real estate                                        --             --             --          2,639
 ------------------------------------------------------------------------------------------------------------------------
 Net income                                                          17,904         18,876         19,556         22,616
 ------------------------------------------------------------------------------------------------------------------------
 Net income allocable to partnership units                           13,693         13,971         14,262         17,407
 ------------------------------------------------------------------------------------------------------------------------
 Earnings per partnership unit, basic                                  0.31           0.32           0.33           0.40
 ------------------------------------------------------------------------------------------------------------------------
 Earnings per partnership unit, diluted                                0.31           0.32           0.33           0.40
 ------------------------------------------------------------------------------------------------------------------------

 ------------------------------------------------------------------------------------------------------------------------
                                                                   March 31,      June 30,    September 30,  December 31,
                                                                     1999           1999          1999           1999
 ------------------------------------------------------------------------------------------------------------------------
                                                                    (unaudited, in thousands, except per unit amounts)
 ------------------------------------------------------------------------------------------------------------------------
 Rental revenue                                                 $    34,138    $    37,182    $    40,840    $    45,311
 ------------------------------------------------------------------------------------------------------------------------
 Net gain (loss) on sales of real estate                                 --          3,404           (653)            --
 ------------------------------------------------------------------------------------------------------------------------
 Net income                                                          12,013         18,705         15,422         17,547
 ------------------------------------------------------------------------------------------------------------------------
 Net income allocable to partnership units                           12,013         17,724         13,588         14,353
 ------------------------------------------------------------------------------------------------------------------------
 Earnings per partnership unit, basic                                  0.28           0.41           0.31           0.33
 ------------------------------------------------------------------------------------------------------------------------
 Earnings per partnership unit, diluted                                0.28           0.41           0.31           0.33
 ------------------------------------------------------------------------------------------------------------------------


14.      SUBSEQUENT EVENTS

In January 2002, Cabot Trust contributed 62,156 Partnership Units to Cabot L.P., thereby decreasing Cabot L.P.'s outstanding Partnership Units to 43,617,995, and then issued an additional 7,300 Common Units which resulted in proceeds of approximately $150,000. In February 2002, Cabot L.P. also issued 9,354,591 Common Units which resulted in proceeds of $192.9 million. These proceeds, combined with the proceeds from the Revolving Credit Agreement and proceeds from a sale of real estate were used to repay the outstanding balance on the Bridge Financing.

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                December 31, 2001


On February 5, 2002, Cabot L.P. entered into a Revolving Credit Agreement (the Revolving Credit Agreement) with JP Morgan Chase Bank as lead agent for a syndicate of banks. The $300 million proceeds of the Revolving Credit Agreement were used to partially repay the Bridge Financing. The Revolving Credit Agreement is guaranteed by Cabot Trust and Calwest and provides for a loan amount of $300 million or such lesser amount as will enable Cabot L.P. to comply with all financial covenants. The loan is due in February 2005, and may be extended one year after payment of an extension fee of 20 basis points.

The Revolving Credit Agreement bears interest at rates that are dependent on the type of borrowing and the credit rating of Calwest, as detailed below:

Borrowing type       Base rate                            Spread
--------------       ---------                            ------
Euro-Dollar          Applicable LIBOR                     0.65% - 1.40%
Base Rate            U.S. Prime or Fed Funds + 0.50%      0.0%  -  0.70%
Money Market         Auction based                        n/a

For Money Market loans, Cabot L.P. is able to request that the syndicate of banks bid on loan commitments, which may result in Cabot L.P. obtaining borrowings at interest rates lower than those available under either the Euro-Dollar or Base Rate borrowing types. As of March 15, 2002, the Revolving Credit Agreement has $265 million outstanding, bearing interest at 2.68%.

Additionally, the Revolving Credit Agreement has an expansion option which allows Cabot L.P. to expand the total commitment to $400 million. This option must be exercised in the first 24 months of the term. The Revolving Credit Agreement is subject to various covenants which are customary in nature, including a limit on distributions to 100% of cash flow, which excludes proceeds from sales or refinancings and a one-time distribution of up to $75 million.

                        CABOT INDUSTRIAL PROPERTIES L.P.
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2001
                          (dollar amounts in thousands)



                                                                                                                   Cost Capitalized
                                                                                                                     Subsequent to
                                                                                               Initial Cost           Acquisition
                                                                                          ----------------------- ------------------
                                       Number of                                                   Buildings and       Buildings and
Property Name(s)                       Buildings   Location                 Encumbrances     Land   Improvements  Land  Improvements
----------------                       ---------   --------                 ------------     ----   ------------  ----  ------------
North 104th Avenue                             1   Tolleson, AZ                   $    0   $  653      $6,560       $0         $0
North 47th Avenue                              1   Phoenix, AZ                         0      547       4,591        0          0
South 55th Avenue                              1   Phoenix, AZ                         0      639       2,905        0          0
South 63rd Avenue                              1   Phoenix, AZ                         0      551       4,713        0          0
South 84th Avenue                              1   Tolleson, AZ                        0      552       6,129        0          0
West Van Buren                                 1   Tolleson, AZ                    4,660      491       6,531        0          0
South 41st Avenue, Building 2                  1   Phoenix, AZ                     4,978      868       6,073        0          0
South 49th Avenue                              1   Phoenix, AZ                         0      573       2,261        0          0
North 103rd Street                             1   Phoenix, AZ                         0      754       6,283        0          0
44th Avenue                                    1   Phoenix, AZ                     2,856      667       4,361        0          0
South 9th Street                               1   Phoenix, AZ                     3,071    1,133       4,774        0          0
South 41st Avenue, Building 1                  1   Phoenix, AZ                     3,279      274       4,605        0          0
South 39th Avenue                              1   Phoenix, AZ                     4,602      475       6,779        0          0
South 40th Avenue, Building 1                  1   Phoenix, AZ                     1,829      470       3,322        0          0
South 53rd Avenue                              1   Phoenix, AZ                     2,968      230       3,924        0          0
South 40th Avenue, Building 2                  1   Phoenix, AZ                     1,742      502       3,488        0          0
South 40th Avenue, Building 3                  1   Phoenix, AZ                         0    1,084       5,497        0          0
East Encanto Drive                             1   Tempe, AZ                         634      563       3,618        0          0
West Alameda Drive, Building 1                 1   Tempe, AZ                       1,048      315       1,377        0          0
South Priest Drive                             1   Tempe, AZ                       2,631      876       3,570        0          0
West Alameda Drive, Building 2                 1   Tempe, AZ                       1,048      318       1,400        0          0
West Alameda Drive, Building 3                 1   Tempe, AZ                       1,048      315       1,377        0          0
West Alameda Drive, Building 4                 1   Tempe, AZ                       1,048      315       1,377        0          0
East Watkins Street                            1   Phoenix, AZ                         0    4,336       6,623        0          0
East University Drive, Building 1              1   Phoenix, AZ                       929      640       1,112        0          0
East University Drive, Building 2              1   Phoenix, AZ                       685      466         815        0          0
East University Drive, Building 3              1   Phoenix, AZ                     1,506    1,067       1,833        0          0
East University Drive, Building 4              1   Phoenix, AZ                     2,012    1,407       2,536        0          0
East University Drive, Building 5              1   Phoenix, AZ                     1,114      596       2,027        0          0
South 16th Street                              1   Phoenix, AZ                         0        0       5,973        0          0
West Southern Avenue                           1   Tempe, AZ                           0    1,123       1,934        0          0
West 24th Street, Building 1                   1   Tempe, AZ                           0      712         857        0          0
West 24th Street, Building 2                   1   Tempe, AZ                           0      922       1,382        0          0
West Geneva Street, Building 1                 1   Tempe, AZ                           0      309         552        0          0
West Geneva Street, Building 2                 1   Tempe, AZ                           0      297         437        0          0
West Geneva Street, Building 3                 1   Tempe, AZ                           0      317         543        0          0
Deforest Circle                                1   Mira Loma, CA                       0    1,618       6,811        0          0
Santa Anita Avenue                             1   Rancho Cucamonga, CA                0    1,537       5,778        0          0
South Rockfeller Avenue                        1   Ontario, CA                         0      999       3,405        0          0
Vintage Avenue                                 1   Ontario, CA                         0    2,170       7,398        0          0
San Fernando Road                              1   Sun Valley, CA                  6,252    3,303       9,635        0          0
Rowland Street                                 1   City of Industry, CA                0    2,105       7,310        0          0
Dahlia Street                                  1   Fontana, CA                         0    2,390       7,937        0          0
North San Fernando Road, Building 7(2)         0   Los Angeles, CA                     0    1,667        (654)       0          1
East Dyer Road                                 1   Santa Ana, CA                       0   11,816       8,965        0          0
Parco Street                                   1   Ontario, CA                         0      685       2,681        0          0
Industry Circle                                1   La Mirada, CA                   2,878    2,228       4,166        0          0
East Santa Ana Street, Building 1              1   Ontario, CA                     2,451      657       2,853        0          3












                                               Gross Amount Carried
                                              as of December 31, 2001
                                              -----------------------                           Date                     Depreciable
                                                    Buildings and               Accumulated  Constructed or      Date        Lives
Property Name(s)                              Land   Improvements    Total(1)  Depreciation   Renovated        Acquired     in Years
----------------                              ----   ------------    --------  ------------   ---------        --------     --------
North 104th Avenue                          $  653         $6,560     $7,213          $(11)     1995           12/07/01     10 - 40
North 47th Avenue                              547          4,591      5,138            (8)     1985           12/07/01     10 - 40
South 55th Avenue                              639          2,905      3,544            (5)     1986           12/07/01     10 - 40
South 63rd Avenue                              551          4,713      5,264            (8)     1990           12/07/01     10 - 40
South 84th Avenue                              552          6,129      6,681           (10)     1989           12/07/01     10 - 40
West Van Buren                                 491          6,531      7,022           (11)     1997           12/07/01     10 - 40
South 41st Avenue, Building 2                  868          6,073      6,941           (10)     1985           12/07/01     10 - 40
South 49th Avenue                              573          2,261      2,834            (4)     1989           12/07/01     10 - 40
North 103rd Street                             754          6,283      7,037           (10)     1999           12/07/01     10 - 40
44th Avenue                                    667          4,361      5,028            (7)     1997           12/07/01     10 - 40
South 9th Street                             1,133          4,774      5,907            (8)     1983           12/07/01     10 - 40
South 41st Avenue, Building 1                  274          4,605      4,879            (7)     1989           12/07/01     10 - 40
South 39th Avenue                              475          6,779      7,254           (11)     1989           12/07/01     10 - 40
South 40th Avenue, Building 1                  470          3,322      3,792            (5)     1989           12/07/01     10 - 40
South 53rd Avenue                              230          3,924      4,154            (6)     1987           12/07/01     10 - 40
South 40th Avenue, Building 2                  502          3,488      3,990            (6)     1989           12/07/01     10 - 40
South 40th Avenue, Building 3                1,084          5,497      6,581            (9)     1987           12/07/01     10 - 40
East Encanto Drive                             563          3,618      4,181            (6)     1990           12/07/01     10 - 40
West Alameda Drive, Building 1                 315          1,377      1,692            (2)     1984           12/07/01     10 - 40
South Priest Drive                             876          3,570      4,446            (6)     1988           12/07/01     10 - 40
West Alameda Drive, Building 2                 318          1,400      1,718            (2)     1984           12/07/01     10 - 40
West Alameda Drive, Building 3                 315          1,377      1,692            (2)     1984           12/07/01     10 - 40
West Alameda Drive, Building 4                 315          1,377      1,692            (2)     1984           12/07/01     10 - 40
East Watkins Street                          4,336          6,623     10,959           (11)     1998           12/07/01     10 - 40
East University Drive, Building 1              640          1,112      1,752            (2)     1988           12/07/01     10 - 40
East University Drive, Building 2              466            815      1,281            (1)     1988           12/07/01     10 - 40
East University Drive, Building 3            1,067          1,833      2,900            (3)     1988           12/07/01     10 - 40
East University Drive, Building 4            1,407          2,536      3,943            (4)     1988           12/07/01     10 - 40
East University Drive, Building 5              596          2,027      2,623            (3)     1988           12/07/01     10 - 40
South 16th Street                                0          5,973      5,973           (10)     1998           12/07/01     10 - 40
West Southern Avenue                         1,123          1,934      3,057            (3)     1985           12/07/01     10 - 40
West 24th Street, Building 1                   712            857      1,569            (1)     1979           12/07/01     10 - 40
West 24th Street, Building 2                   922          1,382      2,304            (2)     1980           12/07/01     10 - 40
West Geneva Street, Building 1                 309            552        861            (1)     1981           12/07/01     10 - 40
West Geneva Street, Building 2                 297            437        734            (1)     1981           12/07/01     10 - 40
West Geneva Street, Building 3                 317            543        860            (1)     1981           12/07/01     10 - 40
Deforest Circle                              1,618          6,811      8,429           (11)     1992           12/07/01     10 - 40
Santa Anita Avenue                           1,537          5,778      7,315           (10)     1988           12/07/01     10 - 40
South Rockfeller Avenue                        999          3,405      4,404            (6)     1986           12/07/01     10 - 40
Vintage Avenue                               2,170          7,398      9,568           (12)     1988           12/07/01     10 - 40
San Fernando Road                            3,303          9,635     12,938           (16)     1980           12/07/01     10 - 40
Rowland Street                               2,105          7,310      9,415           (12)     1998           12/07/01     10 - 40
Dahlia Street                                2,390          7,937     10,327           (13)     1989           12/07/01     10 - 40
North San Fernando Road, Building 7(2)       1,667           (653)     1,014             1      1994           12/07/01     10 - 40
East Dyer Road                              11,816          8,965     20,781           (15)   1954/1965        12/07/01     10 - 40
Parco Street                                   685          2,681      3,366            (4)     1999           12/07/01     10 - 40
Industry Circle                              2,228          4,166      6,394            (7)   1966/1973        12/07/01     10 - 40
East Santa Ana Street, Building 1              657          2,856      3,513            (5)     1989           12/07/01     10 - 40


                        CABOT INDUSTRIAL PROPERTIES L.P.
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2001
                          (dollar amounts in thousands)

                                                                                                                    Cost Capitalized
                                                                                                                       Subsequent to
                                                                                                 Initial Cost           Acquisition
                                                                                          ------------------------------------------
                                         Number of                                             Buildings and           Buildings and
Property Name(s)                         Buildings   Location             Encumbrances    Land  Improvements     Land   Improvements
----------------                         ---------   --------             ------------    ----  ------------     ----   ------------
East Santa Ana Street, Building 2          1       Ontario, CA                 1,279     440         2,042        0             0
Jersey Court                               1       Rancho Cucamonga, CA        1,989     659         2,321        0             0
12th Street                                1       Chino, CA                   2,678     962         3,636        0             0
West Rincon Street                         1       Corona, CA                      0   1,987         6,492        0             0
Tyburn Street                              1       Los Angeles, CA                 0   3,200         4,166        0             0
North San Fernando Road, Building 1        1       Los Angeles, CA                 0   3,836         4,972        0             0
North San Fernando Road, Building 2        1       Los Angeles, CA                 0   3,405         4,643        0             0
North San Fernando Road, Building 3        1       Los Angeles, CA                 0   2,389         3,180        0             0
South Parco Street                         1       Ontario, CA                     0     787         2,909        0             0
East Cedar Street                          1       Ontario, CA                     0     878         3,299        0             0
East Vista Bella Way                       1       Rancho Dominguez, CA            0   1,393         4,428        0             0
West Manville Street                       1       Rancho Dominguez, CA            0   1,707         4,570        0             0
Alondra Boulevard                          1       La Mirada, CA                   0   2,404         9,365        0             0
Artesia Avenue, Building 1                 1       Fullerton, CA                   0   1,096         2,700        0             0
Artesia Avenue, Building 2                 1       Fullerton, CA                   0   1,028         2,870        0             0
Commonwealth Avenue                        1       Fullerton, CA                   0     977         2,061        0             0
East Howell Avenue, Building 1             1       Anaheim, CA                     0   1,417         3,240        0             0
East Howell Avenue, Building 2             1       Anaheim, CA                     0     505         1,114        0             0
Anza Drive, Building 2                     1       Valencia, CA                    0     189           495        0             0
Anza Drive, Building 3                     1       Valencia, CA                    0     200           559        0             0
Anza Drive, Building 1                     1       Valencia, CA                    0     276           609        0             0
Royal Avenue                               1       Simi Valley, CA                 0     492         1,532        0             2
Union Place, Building 1                    1       Simi Valley, CA                 0     371         1,452        0             0
Union Place, Building 2                    1       Simi Valley, CA                 0     516         2,623        0             0
North San Fernando Road, Building 4        1       Los Angeles, CA                 0   1,474         5,031        0            (1)
North San Fernando Road, Building 5        1       Los Angeles, CA                 0   1,347         2,424        0             1
North San Fernando Road, Building 6        1       Los Angeles, CA                 0   1,015         1,642        0             0
Sixth Street                               1       Rancho Cucomonga, CA            0   1,031         3,070        0           (22)
Lassen Street                              1       Chatsworth, CA                  0   2,991         5,741        0             0
East 166th Street                          1       Cerritos, CA                    0     933         1,674        0             0
Shoemaker Avenue, Building 1               1       Santa Fe Springs, CA            0     487         1,310        0             0
Shoemaker Avenue, Building 2               1       Santa Fe Springs, CA            0     302           888        0             0
Shoemaker Avenue, Building 3               1       Santa Fe Springs, CA            0     500         1,348        0             0
Shoemaker Avenue, Building 4               1       Santa Fe Springs, CA            0     190           519        0             0
Lincoln Way, Building 1                    1       Garden Grove, CA                0   1,368         2,682        0             0
Lincoln Way, Building 2                    1       Garden Grove, CA                0   1,573         3,084        0             0
Lincoln Way, Building 3                    1       Garden Grove, CA                0   1,875         2,985        0             0
Lincoln Way, Building 4                    1       Garden Grove, CA                0   1,675         3,413        0             0
Wilshire Avenue, Building 1                1       Santa Ana, CA                   0     525         1,019        0             0
Wilshire Avenue, Building 2                1       Santa Ana, CA                   0     982         2,156        0             0
Wilshire Avenue, Building 3                1       Santa Ana, CA                   0     683         1,595        0             0
Connector Lane                             1       Huntington Beach, CA            0      69         3,069        0             0
Altura Street                              1       Buena Park, CA                  0     769         3,073        0             0
Dornoch Court                              1       San Diego, CA                   0   1,740         8,486        0             0
Newton Drive                               1       Carlsbad, CA                8,941   5,090        10,440        0             0
Avenida Encinas, Building 1                1       Carlsbad, CA                    0   2,499         4,891        0             0
Avenida Encinas, Building 2                1       Carlsbad, CA                    0   1,759         6,366        0             0
Airway Road, Building 1                    1       Otay Mesa, CA               1,928     626         2,202        0             0
















                                                Gross Amount Carried
                                             as of December 31, 2001
                                           -----------------------------                             Date                Depreciable
                                                         Buildings and              Accumulated  Constructed or    Date       Lives
Property Name(s)                              Land        Improvements   Total(1)  Depreciation   Renovated      Acquired   in Years
----------------                              ----        ------------   --------  ------------   ---------      --------   --------
East Santa Ana Street, Building 2              440               2,042      2,482           (3)     1990         12/07/01   10 - 40
Jersey Court                                   659               2,321      2,980           (4)     1989         12/07/01   10 - 40
12th Street                                    962               3,636      4,598           (6)     1990         12/07/01   10 - 40
West Rincon Street                           1,987               6,492      8,479          (11)     1986         12/07/01   10 - 40
Tyburn Street                                3,200               4,166      7,366           (7)     1965         12/07/01   10 - 40
North San Fernando Road, Building 1          3,836               4,972      8,808           (8)     1965         12/07/01   10 - 40
North San Fernando Road, Building 2          3,405               4,643      8,048           (8)     1965         12/07/01   10 - 40
North San Fernando Road, Building 3          2,389               3,180      5,569           (5)     1965         12/07/01   10 - 40
South Parco Street                             787               2,909      3,696           (5)     1999         12/07/01   10 - 40
East Cedar Street                              878               3,299      4,177           (5)     1999         12/07/01   10 - 40
East Vista Bella Way                         1,393               4,428      5,821           (7)     1973         12/07/01   10 - 40
West Manville Street                         1,707               4,570      6,277           (8)     1980         12/07/01   10 - 40
Alondra Boulevard                            2,404               9,365     11,769          (16)   1969/1975      12/07/01   10 - 40
Artesia Avenue, Building 1                   1,096               2,700      3,796           (4)     1991         12/07/01   10 - 40
Artesia Avenue, Building 2                   1,028               2,870      3,898           (5)     1991         12/07/01   10 - 40
Commonwealth Avenue                            977               2,061      3,038           (3)     1965         12/07/01   10 - 40
East Howell Avenue, Building 1               1,417               3,240      4,657           (5)     1968         12/07/01   10 - 40
East Howell Avenue, Building 2                 505               1,114      1,619           (2)     1991         12/07/01   10 - 40
Anza Drive, Building 2                         189                 495        684           (1)     1990         12/07/01   10 - 40
Anza Drive, Building 3                         200                 559        759           (1)     1990         12/07/01   10 - 40
Anza Drive, Building 1                         276                 609        885           (1)     1990         12/07/01   10 - 40
Royal Avenue                                   492               1,534      2,026           (3)     1988         12/07/01   10 - 40
Union Place, Building 1                        371               1,452      1,823           (2)     1985         12/07/01   10 - 40
Union Place, Building 2                        516               2,623      3,139           (4)     1987         12/07/01   10 - 40
North San Fernando Road, Building 4          1,474               5,030      6,504           (8)     1992         12/07/01   10 - 40
North San Fernando Road, Building 5          1,347               2,425      3,772           (4)     1992         12/07/01   10 - 40
North San Fernando Road, Building 6          1,015               1,642      2,657           (3)     1993         12/07/01   10 - 40
Sixth Street                                 1,031               3,048      4,079           (5)     2001         12/07/01   10 - 40
Lassen Street                                2,991               5,741      8,732          (10)     1968         12/07/01   10 - 40
East 166th Street                              933               1,674      2,607           (3)     1978         12/07/01   10 - 40
Shoemaker Avenue, Building 1                   487               1,310      1,797           (2)     1989         12/07/01   10 - 40
Shoemaker Avenue, Building 2                   302                 888      1,190           (1)     1989         12/07/01   10 - 40
Shoemaker Avenue, Building 3                   500               1,348      1,848           (2)     1989         12/07/01   10 - 40
Shoemaker Avenue, Building 4                   190                 519        709           (1)     1989         12/07/01   10 - 40
Lincoln Way, Building 1                      1,368               2,682      4,050           (4)     1983         12/07/01   10 - 40
Lincoln Way, Building 2                      1,573               3,084      4,657           (5)     1986         12/07/01   10 - 40
Lincoln Way, Building 3                      1,875               2,985      4,860           (5)     1983         12/07/01   10 - 40
Lincoln Way, Building 4                      1,675               3,413      5,088           (6)     1983         12/07/01   10 - 40
Wilshire Avenue, Building 1                    525               1,019      1,544           (2)     1986         12/07/01   10 - 40
Wilshire Avenue, Building 2                    982               2,156      3,138           (4)     1986         12/07/01   10 - 40
Wilshire Avenue, Building 3                    683               1,595      2,278           (3)     1986         12/07/01   10 - 40
Connector Lane                                  69               3,069      3,138           (5)     1986         12/07/01   10 - 40
Altura Street                                  769               3,073      3,842           (5)   1967/1988      12/07/01   10 - 40
Dornoch Court                                1,740               8,486     10,226          (14)     1988         12/07/01   10 - 40
Newton Drive                                 5,090              10,440     15,530          (17)     1999         12/07/01   10 - 40
Avenida Encinas, Building 1                  2,499               4,891      7,390           (8)     1972         12/07/01   10 - 40
Avenida Encinas, Building 2                  1,759               6,366      8,125          (11)     1993         12/07/01   10 - 40
Airway Road, Building 1                        626               2,202      2,828           (4)     1996         12/07/01   10 - 40


                        CABOT INDUSTRIAL PROPERTIES L.P.
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2001
                          (dollar amounts in thousands)

                                                                                                                    Cost Capitalized
                                                                                                                       Subsequent to
                                                                                                 Initial Cost           Acquisition
                                                                                          ------------------------------------------
                                         Number of                                             Buildings and           Buildings and
Property Name(s)                         Buildings   Location             Encumbrances    Land  Improvements     Land   Improvements
----------------                         ---------   --------             ------------    ----  ------------     ----   ------------
Airway Road, Building 2                    1       Otay Mesa, CA               3,016     591         3,930        0             0
Kellogg Avenue                             1       Carlsbad, CA                    0   1,205         2,566        0             0
Oak Ridge Way                              1       Vista, CA                       0   1,393         3,518        0             0
Goldentop Road                             1       San Diego, CA                   0   3,255         5,225        0             0
Aldergrove Avenue                          1       Escondido, CA                   0     941         2,476        0             0
McLaughlin Avenue                          1       San Jose, CA                    0   4,042         8,208        0             0
Cherry Street, Building 1                  1       Newark, CA                      0   5,184        11,142        0             0
Cherry Street, Building 2                  1       Newark, CA                      0   4,115        11,375        0             0
Cherry Street, Building 3                  1       Newark, CA                      0   3,116         6,907        0             0
Huntwood Avenue                            1       Hayward, CA                     0   1,162         5,166        0             0
Brisbane Industrial Park, Building 11      1       Brisbane, CA                    0   2,142         2,818        0             0
Brisbane Industrial Park, Building 3       1       Brisbane, CA                    0   1,198         2,017        0             0
Brisbane Industrial Park, Building 14      1       Brisbane, CA                    0     959         1,445        0             0
Brisbane Industrial Park, Building 4       1       Brisbane, CA                    0   1,468         2,860        0             0
Brisbane Industrial Park, Building 5       1       Brisbane, CA                    0   1,419         2,327        0             0
Brisbane Industrial Park, Building 9       1       Brisbane, CA                    0   1,867         4,005        0             0
Brisbane Industrial Park, Building 1       1       Brisbane, CA                    0   1,614         2,942        0             0
Brisbane Industrial Park, Building 13      1       Brisbane, CA                    0   2,032         3,384        0             0
Brisbane Industrial Park, Building 12      1       Brisbane, CA                    0   1,263         1,825        0             0
Brisbane Industrial Park, Building 10      1       Brisbane, CA                    0   3,518           228        0             0
Brisbane Industrial Park, Building 8       1       Brisbane, CA                    0     757         1,521        0             0
Brisbane Industrial Park, Building 2       1       Brisbane, CA                    0     872         1,659        0             0
Brisbane Industrial Park, Building 7       1       Brisbane, CA                    0   1,721         2,380        0             0
Brisbane Industrial Park, Building 6       1       Brisbane, CA                    0   1,198         2,877        0             0
Pepes Farm Road                            1       Milford, CT                     0   1,779         8,142        0             0
Landstreet Road, Building 1                1       Orlando, FL                     0   1,124        11,227        0             0
Kingspointe Parkway                        1       Orlando, FL                     0     610         2,985        0             0
Orlando Central Park, Building 2           1       Orlando, FL                     0   1,277         5,051        0             0
Orlando Central Park, Building 4           1       Orlando, FL                     0     989         3,972        0             0
Orlando Central Park, Building 5           1       Orlando, FL                     0   1,008         4,358        0            (9)
Orlando Central Park, Building 6           1       Orlando, FL                     0     882         3,776        0             0
Orlando Central Park, Building 1           1       Orlando, FL                     0   1,708         8,417        0             0
Orlando Central Park, Building 3           1       Orlando, FL                     0   2,318        11,857        0             0
Exchange Drive                             1       Orlando, FL                 2,471     455         4,144        0            17
Boggy Creek, Building 1                    1       Orlando, FL                     0     427         3,167        0             1
Boggy Creek, Building 2                    1       Orlando, FL                     0     396         3,299        0             0
Landstreet Road, Building 2                1       Orlando, FL                     0     473         3,172        0             0
Landstreet Road, Building 3                1       Orlando, FL                     0     314         2,622        0             0
Boggy Creek, Building 3                    1       Orlando, FL                     0     586         3,109        0             0
Boggy Creek , Building 4                   1       Orlando, FL                     0     394         2,239        0             0
North Andrews Avenue                       1       Pompano Beach, FL               0   2,173         7,496        0             0
Landstreet Road, Building 4                1       Orlando, FL                     0     722         3,581        0             0
Northwest 70th Avenue, Building 1          1       Miami, FL                       0   4,778        10,510        0             0
Northwest 70th Avenue, Building 2          1       Miami, FL                       0   1,382         3,579        0             3
Northpoint Parkway, Building 1             1       West Palm Beach, FL             0     634         2,683        0             0
Highway 316                                1       Dacula, GA                      0   1,009         8,306        0             3
Westgate Parkway                           1       Atlanta, GA                     0   1,534         4,845        0             0
Evergreen Boulevard, Building 1            1       Duluth, GA                      0   2,069         6,334        0             0

















                                                Gross Amount Carried
                                             as of December 31, 2001
                                           -----------------------------                             Date                Depreciable
                                                         Buildings and              Accumulated  Constructed or    Date       Lives
Property Name(s)                              Land        Improvements   Total(1)  Depreciation   Renovated      Acquired   in Years
----------------                              ----        ------------   --------  ------------   ---------      --------   --------
Airway Road, Building 2                        591               3,930      4,521           (7)     1996         12/07/01   10 - 40
Kellogg Avenue                               1,205               2,566      3,771           (4)     1991         12/07/01   10 - 40
Oak Ridge Way                                1,393               3,518      4,911           (6)     1999         12/07/01   10 - 40
Goldentop Road                               3,255               5,225      8,480           (9)     1997         12/07/01   10 - 40
Aldergrove Avenue                              941               2,476      3,417           (4)     1996         12/07/01   10 - 40
McLaughlin Avenue                            4,042               8,208     12,250          (14)     1975         12/07/01   10 - 40
Cherry Street, Building 1                    5,184              11,142     16,326          (18)     1990         12/07/01   10 - 40
Cherry Street, Building 2                    4,115              11,375     15,490          (19)     1960         12/07/01   10 - 40
Cherry Street, Building 3                    3,116               6,907     10,023          (11)     1990         12/07/01   10 - 40
Huntwood Avenue                              1,162               5,166      6,328           (9)     1982         12/07/01   10 - 40
Brisbane Industrial Park, Building 11        2,142               2,818      4,960           (5)     1968         12/07/01   10 - 40
Brisbane Industrial Park, Building 3         1,198               2,017      3,215           (3)   1969/1998      12/07/01   10 - 40
Brisbane Industrial Park, Building 14          959               1,445      2,404           (2)     1969         12/07/01   10 - 40
Brisbane Industrial Park, Building 4         1,468               2,860      4,328           (5)     1968         12/07/01   10 - 40
Brisbane Industrial Park, Building 5         1,419               2,327      3,746           (4)     1966         12/07/01   10 - 40
Brisbane Industrial Park, Building 9         1,867               4,005      5,872           (7)     1966         12/07/01   10 - 40
Brisbane Industrial Park, Building 1         1,614               2,942      4,556           (5)     1961         12/07/01   10 - 40
Brisbane Industrial Park, Building 13        2,032               3,384      5,416           (6)     1962         12/07/01   10 - 40
Brisbane Industrial Park, Building 12        1,263               1,825      3,088           (3)     1968         12/07/01   10 - 40
Brisbane Industrial Park, Building 10        3,518                 228      3,746            0      1961         12/07/01   10 - 40
Brisbane Industrial Park, Building 8           757               1,521      2,278           (3)     1961         12/07/01   10 - 40
Brisbane Industrial Park, Building 2           872               1,659      2,531           (3)     1960         12/07/01   10 - 40
Brisbane Industrial Park, Building 7         1,721               2,380      4,101           (4)     1967         12/07/01   10 - 40
Brisbane Industrial Park, Building 6         1,198               2,877      4,075           (5)     1963         12/07/01   10 - 40
Pepes Farm Road                              1,779               8,142      9,921          (14)     1980         12/07/01   10 - 40
Landstreet Road, Building 1                  1,124              11,227     12,351          (19)     1997         12/07/01   10 - 40
Kingspointe Parkway                            610               2,985      3,595           (5)     1990         12/07/01   10 - 40
Orlando Central Park, Building 2             1,277               5,051      6,328           (8)   1992/1998      12/07/01   10 - 40
Orlando Central Park, Building 4               989               3,972      4,961           (7)   1984/1998      12/07/01   10 - 40
Orlando Central Park, Building 5             1,008               4,349      5,357           (7)   1985/1998      12/07/01   10 - 40
Orlando Central Park, Building 6               882               3,776      4,658           (6)   1986/1998      12/07/01   10 - 40
Orlando Central Park, Building 1             1,708               8,417     10,125          (14)     1988         12/07/01   10 - 40
Orlando Central Park, Building 3             2,318              11,857     14,175          (20)     1991         12/07/01   10 - 40
Exchange Drive                                 455               4,161      4,616           (7)   1999/1998      12/07/01   10 - 40
Boggy Creek, Building 1                        427               3,168      3,595           (5)     1992         12/07/01   10 - 40
Boggy Creek, Building 2                        396               3,299      3,695           (5)     1996         12/07/01   10 - 40
Landstreet Road, Building 2                    473               3,172      3,645           (5)     1997         12/07/01   10 - 40
Landstreet Road, Building 3                    314               2,622      2,936           (4)     1997         12/07/01   10 - 40
Boggy Creek, Building 3                        586               3,109      3,695           (5)     1998         12/07/01   10 - 40
Boggy Creek , Building 4                       394               2,239      2,633           (4)     1999         12/07/01   10 - 40
North Andrews Avenue                         2,173               7,496      9,669          (12)     1999         12/07/01   10 - 40
Landstreet Road, Building 4                    722               3,581      4,303           (6)     2000         12/07/01   10 - 40
Northwest 70th Avenue, Building 1            4,778              10,510     15,288          (17)     1977         12/07/01   10 - 40
Northwest 70th Avenue, Building 2            1,382               3,582      4,964           (6)   1972/1978      12/07/01   10 - 40
Northpoint Parkway, Building 1                 634               2,683      3,317           (4)     2001         12/07/01   10 - 40
Highway 316                                  1,009               8,309      9,318          (14)     1989         12/07/01   10 - 40
Westgate Parkway                             1,534               4,845      6,379           (8)     1988         12/07/01   10 - 40
Evergreen Boulevard, Building 1              2,069               6,334      8,403          (11)     1999         12/07/01   10 - 40

                        CABOT INDUSTRIAL PROPERTIES L.P.
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2001
                          (dollar amounts in thousands)

                                                                                                                    Cost Capitalized
                                                                                                                       Subsequent to
                                                                                                 Initial Cost           Acquisition
                                                                                          ------------------------------------------
                                         Number of                                             Buildings and           Buildings and
Property Name(s)                         Buildings   Location             Encumbrances    Land  Improvements     Land   Improvements
----------------                         ---------   --------             ------------    ----  ------------     ----   ------------
Atlanta Industrial Drive                   1       Atlanta, GA                 2,822   1,147         3,450        0            16
Westpark Drive, Building 1                 1       Atlanta, GA                     0     821         4,595        0             0
Westpark Drive, Building 2                 1       Atlanta, GA                     0     604         2,636        0             0
Williams Drive, Building 1                 1       Marietta, GA                1,529     720         3,077        0             0
Williams Drive, Building 2                 1       Marietta, GA                2,008     396         2,725        0             0
Williams Drive, Building 3                 1       Marietta, GA                1,238     392         2,121        0             0
Northmont Parkway, Building 2              1       Duluth, GA                  4,950   2,014         5,764        0             0
Evergreen Building, Building 2             1       Duluth, GA                  3,850   1,670         4,234        0             0
Northmont Parkway, Building 1              1       Duluth, GA                      0   1,474         4,752        0             0
Northmont Parkway, Building 3              1       Duluth, GA                      0   1,023         2,976        0             0
Northmont Parkway, Building 5              1       Duluth, GA                  4,950   2,482         4,992        0             0
Summit Ridge Parkway, Building 1           1       Duluth, GA                  3,591   1,423         4,367        0             0
Summit Ridge Parkway, Building 2           1       Duluth, GA                  3,707   1,468         4,986        0             0
Summit Ridge Parkway, Building 3           1       Duluth, GA                  2,235     725         2,520        0             0
Buford Highway                             1       Duluth, GA                  4,215   1,572         5,817        0            (1)
Cobb International Place, Building 1       1       Kennesaw, GA                    0     325         2,004        0           (12)
Cobb International Place, Building 2       1       Kennesaw, GA                    0     349         2,283        0            (4)
South Royal Drive, Building 1              1       Tucker, GA                      0     516         1,660        0             0
South Royal Drive, Building 2              1       Tucker, GA                      0     272         1,450        0             0
South Royal Drive, Building 3              1       Tucker, GA                      0     332         1,238        0             0
Town Park Drive, Building 1                1       Kennesaw, GA                2,385     569         2,865        0             0
Town Park Drive, Building 2                1       Kennesaw, GA                1,799     588         2,191        0             0
Breckenridge Boulevard                     1       Duluth, GA                      0     925         3,378        0             0
Highlands Parkway                          1       Smyrna, GA                      0   2,857         8,736        0             0
Northmont Parkway, Building 4              1       Duluth, GA                      0   1,248         1,688        0             0
Ambassador Road                            1       Naperville, IL                  0   1,176         7,531        0             0
Arthur Avenue                              1       Elk Grove, IL                   0   1,020         8,092        0             0
Harvester Drive                            1       Chicago, IL                     0     738         6,653        0             0
Mark Street                                1       Wood Dale, IL                   0   1,691         8,231        0             0
Remington Street                           1       Bolingbrook, IL                 0     864         6,730        0             0
West 73rd Street, Building 1               1       Bedford Park, IL                0     764         7,235        0             0
West 73rd Street, Building 2               1       Bedford Park, IL                0   1,331        11,325        0             0
West 73rd Street, Building 3               1       Bedford Park, IL                0     734         6,960        0             0
North Raddant Road                         1       Batavia, IL                 4,838     988         6,644        0             0
Crossroads Parkway                         1       Bolingbrook, IL             7,831   2,096         9,734        0             0
South Frontenac                            1       Naperville, IL              4,476     972         6,439        0             0
High Grove Lane                            1       Naperville, IL                  0     812         3,237        0             0
Medinah Road, Building 1                   1       Chicago, IL                     0   1,862        11,199        0             0
Medinah Road, Building 2                   1       Chicago, IL                     0   1,027         6,162        0             0
Western Avenue                             1       Lisle, IL                       0     885         2,861        0             0
Swenson Avenue                             1       St. Charles, IL                 0     709         2,733        0             0
South 78th Avenue                          1       Hickory Hills, IL               0     473         2,868        0             0
Greenleaf Avenue                           1       Elk Grove Village, IL           0   1,670         6,024        0             0
Feehanville Drive                          1       Mount Prospect, IL          3,139   1,037         3,812        0             0
Business Center, Building 1                1       Mount Prospect, IL          2,371     619         2,360        0             0
Tower Lane                                 1       Bensenville, IL             3,162     800         4,353        0             0
Business Center, Building 2                1       Mt. Propect, IL                 0   1,475         5,410        0             0
Penny Lane, Building 1                     1       Schaumburg, IL                  0     375         1,296        0             0

















                                                Gross Amount Carried
                                             as of December 31, 2001
                                           -----------------------------                             Date                Depreciable
                                                         Buildings and              Accumulated  Constructed or    Date       Lives
Property Name(s)                              Land        Improvements   Total(1)  Depreciation   Renovated      Acquired   in Years
----------------                              ----        ------------   --------  ------------   ---------      --------   --------
Atlanta Industrial Drive                     1,147               3,466      4,613           (6)     1986         12/07/01   10 - 40
Westpark Drive, Building 1                     821               4,595      5,416           (8)     1981         12/07/01   10 - 40
Westpark Drive, Building 2                     604               2,636      3,240           (4)     1981         12/07/01   10 - 40
Williams Drive, Building 1                     720               3,077      3,797           (5)     1987         12/07/01   10 - 40
Williams Drive, Building 2                     396               2,725      3,121           (4)     1987         12/07/01   10 - 40
Williams Drive, Building 3                     392               2,121      2,513           (3)     1987         12/07/01   10 - 40
Northmont Parkway, Building 2                2,014               5,764      7,778           (9)     1999         12/07/01   10 - 40
Evergreen Building, Building 2               1,670               4,234      5,904           (7)     1999         12/07/01   10 - 40
Northmont Parkway, Building 1                1,474               4,752      6,226           (8)     1998         12/07/01   10 - 40
Northmont Parkway, Building 3                1,023               2,976      3,999           (5)     2000         12/07/01   10 - 40
Northmont Parkway, Building 5                2,482               4,992      7,474           (8)     2000         12/07/01   10 - 40
Summit Ridge Parkway, Building 1             1,423               4,367      5,790           (7)     1997         12/07/01   10 - 40
Summit Ridge Parkway, Building 2             1,468               4,986      6,454           (8)     1995         12/07/01   10 - 40
Summit Ridge Parkway, Building 3               725               2,520      3,245           (4)     1996         12/07/01   10 - 40
Buford Highway                               1,572               5,816      7,388           (9)     1995         12/07/01   10 - 40
Cobb International Place, Building 1           325               1,992      2,317           (4)     1996         12/07/01   10 - 40
Cobb International Place, Building 2           349               2,279      2,628           (3)     1996         12/07/01   10 - 40
South Royal Drive, Building 1                  516               1,660      2,176           (2)     1987         12/07/01   10 - 40
South Royal Drive, Building 2                  272               1,450      1,722           (2)     1987         12/07/01   10 - 40
South Royal Drive, Building 3                  332               1,238      1,570           (5)     1989         12/07/01   10 - 40
Town Park Drive, Building 1                    569               2,865      3,434           (4)     1995         12/07/01   10 - 40
Town Park Drive, Building 2                    588               2,191      2,779           (6)     1995         12/07/01   10 - 40
Breckenridge Boulevard                         925               3,378      4,303          (15)     1999         12/07/01   10 - 40
Highlands Parkway                            2,857               8,736     11,593           (4)     1997         12/07/01   10 - 40
Northmont Parkway, Building 4                1,248               1,688      2,936            0      1998         12/07/01   10 - 40
Ambassador Road                              1,176               7,531      8,707          (13)     1996         12/07/01   10 - 40
Arthur Avenue                                1,020               8,092      9,112          (13)   1978/1995      12/07/01   10 - 40
Harvester Drive                                738               6,653      7,391          (11)     1974         12/07/01   10 - 40
Mark Street                                  1,691               8,231      9,922          (14)     1985         12/07/01   10 - 40
Remington Street                               864               6,730      7,594          (11)     1996         12/07/01   10 - 40
West 73rd Street, Building 1                   764               7,235      7,999          (12)     1982         12/07/01   10 - 40
West 73rd Street, Building 2                 1,331              11,325     12,656          (19)     1986         12/07/01   10 - 40
West 73rd Street, Building 3                   734               6,960      7,694          (12)     1979         12/07/01   10 - 40
North Raddant Road                             988               6,644      7,632          (11)     1991         12/07/01   10 - 40
Crossroads Parkway                           2,096               9,734     11,830          (16)     1995         12/07/01   10 - 40
South Frontenac                                972               6,439      7,411          (10)     1975         12/07/01   10 - 40
High Grove Lane                                812               3,237      4,049           (5)     1994         12/07/01   10 - 40
Medinah Road, Building 1                     1,862              11,199     13,061          (19)     1986         12/07/01   10 - 40
Medinah Road, Building 2                     1,027               6,162      7,189          (10)     1986         12/07/01   10 - 40
Western Avenue                                 885               2,861      3,746           (5)   1979/1985      12/07/01   10 - 40
Swenson Avenue                                 709               2,733      3,442           (5)     1988         12/07/01   10 - 40
South 78th Avenue                              473               2,868      3,341           (5)     1981         12/07/01   10 - 40
Greenleaf Avenue                             1,670               6,024      7,694          (10)   1968/1995      12/07/01   10 - 40
Feehanville Drive                            1,037               3,812      4,849           (6)     1987         12/07/01   10 - 40
Business Center, Building 1                    619               2,360      2,979           (4)     1985         12/07/01   10 - 40
Tower Lane                                     800               4,353      5,153           (7)     1977         12/07/01   10 - 40
Business Center, Building 2                  1,475               5,410      6,885           (9)     1989         12/07/01   10 - 40
Penny Lane, Building 1                         375               1,296      1,671           (2)     1988         12/07/01   10 - 40

                                       78

                        CABOT INDUSTRIAL PROPERTIES L.P.
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2001
                          (dollar amounts in thousands)

                                                                                                                    Cost Capitalized
                                                                                                                       Subsequent to
                                                                                                 Initial Cost           Acquisition
                                                                                          ------------------------------------------
                                         Number of                                             Buildings and           Buildings and
Property Name(s)                         Buildings   Location             Encumbrances    Land  Improvements     Land   Improvements
----------------                         ---------   --------             ------------    ----  ------------     ----   ------------
Penny Lane, Building 2                     1       Schaumburg, IL                  0     364           851        0             0
Remington Boulevard                        1       Bolingbrook, IL                 0     516         2,116        0             0
Territorial Drive, Building 2              1       Bolingbrook, IL                 0     567         2,875        0             0
Northpoint Court                           1       Bolingbrook, IL                 0     292         1,480        0             0
Territorial Drive, Building 1              1       Bolingbrook, IL                 0     539         2,498        0             0
Beeline Drive & Meyer Road                 1       Bensenville, IL                 0   1,151         3,911        0             0
Kingsland Drive                            1       Batavia, IL                     0     362         2,270        0             0
North State Road #9                        1       Howe, IN                        0     234         6,499        0             0
Holton Drive                               1       Independence, KY                0   2,172         8,661        0             0
International Way                          1       Hebron, KY                      0     616         4,699        0             0
Kentucky Drive, Building 1                 1       Florence, KY                    0     752         5,069        0             0
Empire Drive, Building 3                   1       Florence, KY                    0     368         2,365        0             0
Spiral Drive, Building 1                   1       Florence, KY                    0     176         2,076        0             0
Spiral Drive, Building 2                   1       Florence, KY                    0     223         2,663        0            15
Building J, Airport Exchange Drive         1       Erlanger, KY                2,906     628         3,260        0             0
Foundation Drive, Building 1               1       Elsmere, KY                     0     176           801        0             0
Foundation Drive, Building 2               1       Elsmere, KY                     0     380         2,353        0             0
Foundation Drive, Building 3               1       Elsmere, KY                     0     183           222        0             0
Kentucky Drive, Building 2                 1       Florence, KY                    0     556         3,038        0             0
Power Line Drive                           1       Elsmere, KY                     0      63           246        0             0
Foundation Drive, Building 4               1       Elsmere, KY                     0      71           374        0             0
Foundation Drive, Building 5               1       Florence, KY                    0      72           374        0             0
Foundation Drive, Building 6               1       Elsmere, KY                     0     101           613        0             0
Foundation Drive, Building 7               1       Elsmere, KY                     0      94           438        0             0
Foundation Drive, Building 8               1       Elsmere, KY                     0     152           395        0             0
Empire Drive, Building 1                   1       Florence, KY                    0     466         1,407        0             0
Empire Drive, Building 2                   1       Florence, KY                    0     449         1,348        0             0
Jamike Drive, Building 1                   1       Erlanger, KY                    0     170           428        0             0
Jamike Drive, Building 2                   1       Erlanger, KY                    0     435           902        0             0
Jamike Drive, Building 3                   1       Erlanger, KY                    0     476         1,462        0             0
Jamike Drive, Building 4                   1       Erlanger, KY                    0     304         1,387        0             0
Jamike Drive, Building 5                   1       Erlanger, KY                    0     155           999        0             0
Jamike Drive, Building 6                   1       Erlanger, KY                    0     169           929        0             0
Jamike Drive, Building 7                   1       Erlanger, KY                    0     162           992        0             0
Turfway Road, Building 1                   1       Erlanger, KY                  641     380         1,120        0             0
Turfway Road, Building 2                   1       Erlanger, KY                  798     394         1,431        0             0
Turfway Road, Building 3                   1       Erlanger, KY                  858     313         1,204        0             0
Kenwood Circle                             1       Franklin, MA                4,313   1,398         7,928        0             0
Progress Road, Building 1                  1       Billerica, MA                   0     885         3,215        0             0
Progress Road, Building 2                  1       Billerica, MA                   0     903         3,957        0             0
Sunnyslope Avenue                          1       Tewksbury, MA               4,418     991         8,087        0             0
South Street                               1       Hopkinton, MA                   0     969         3,132        0             0
John Hancock Road                          1       Taunton, MA                 1,379     212         1,610        0             0
Technology Drive                           1       Auburn, MA                      0     820         1,610        0             0
Oceano Avenue                              1       Jessup, MD                      0   1,438         7,015        0             0
Tar Bay Drive                              1       Jessup, MD                      0   1,439         6,812        0             0
Port Capital Drive                         1       Jessup, MD                    537   1,010         4,725        0             3
Greenwood Place                            1       Savage, MD                      0     697         3,302        0             0

















                                                Gross Amount Carried
                                             as of December 31, 2001
                                           -----------------------------                             Date                Depreciable
                                                         Buildings and              Accumulated  Constructed or    Date       Lives
Property Name(s)                              Land        Improvements   Total(1)  Depreciation   Renovated      Acquired   in Years
----------------                              ----        ------------   --------  ------------   ---------      --------   --------
Penny Lane, Building 2                         364                 851      1,215           (1)     1988         12/07/01   10 - 40
Remington Boulevard                            516               2,116      2,632           (4)     1996         12/07/01   10 - 40
Territorial Drive, Building 2                  567               2,875      3,442           (5)     1998         12/07/01   10 - 40
Northpoint Court                               292               1,480      1,772           (2)     1998         12/07/01   10 - 40
Territorial Drive, Building 1                  539               2,498      3,037           (4)     1998         12/07/01   10 - 40
Beeline Drive & Meyer Road                   1,151               3,911      5,062           (6)     1968         12/07/01   10 - 40
Kingsland Drive                                362               2,270      2,632           (4)     1990         12/07/01   10 - 40
North State Road #9                            234               6,499      6,733          (11)     1988         12/07/01   10 - 40
Holton Drive                                 2,172               8,661     10,833          (14)     1996         12/07/01   10 - 40
International Way                              616               4,699      5,315           (8)     1990         12/07/01   10 - 40
Kentucky Drive, Building 1                     752               5,069      5,821           (8)     1998         12/07/01   10 - 40
Empire Drive, Building 3                       368               2,365      2,733           (4)     1991         12/07/01   10 - 40
Spiral Drive, Building 1                       176               2,076      2,252           (3)     1988         12/07/01   10 - 40
Spiral Drive, Building 2                       223               2,678      2,901           (4)     1989         12/07/01   10 - 40
Building J, Airport Exchange Drive             628               3,260      3,888           (5)     1997         12/07/01   10 - 40
Foundation Drive, Building 1                   176                 801        977           (1)     1983         12/07/01   10 - 40
Foundation Drive, Building 2                   380               2,353      2,733           (4)   1983/1985      12/07/01   10 - 40
Foundation Drive, Building 3                   183                 222        405            0      1990         12/07/01   10 - 40
Kentucky Drive, Building 2                     556               3,038      3,594           (5)     1991         12/07/01   10 - 40
Power Line Drive                                63                 246        309            0      1994         12/07/01   10 - 40
Foundation Drive, Building 4                    71                 374        445           (1)     1983         12/07/01   10 - 40
Foundation Drive, Building 5                    72                 374        446           (1)     1983         12/07/01   10 - 40
Foundation Drive, Building 6                   101                 613        714           (1)     1984         12/07/01   10 - 40
Foundation Drive, Building 7                    94                 438        532           (1)     1984         12/07/01   10 - 40
Foundation Drive, Building 8                   152                 395        547           (1)     1984         12/07/01   10 - 40
Empire Drive, Building 1                       466               1,407      1,873           (2)     1990         12/07/01   10 - 40
Empire Drive, Building 2                       449               1,348      1,797           (2)     1990         12/07/01   10 - 40
Jamike Drive, Building 1                       170                 428        598           (1)     1986         12/07/01   10 - 40
Jamike Drive, Building 2                       435                 902      1,337           (1)     1986         12/07/01   10 - 40
Jamike Drive, Building 3                       476               1,462      1,938           (2)     1986         12/07/01   10 - 40
Jamike Drive, Building 4                       304               1,387      1,691           (2)     1988         12/07/01   10 - 40
Jamike Drive, Building 5                       155                 999      1,154           (2)     1985         12/07/01   10 - 40
Jamike Drive, Building 6                       169                 929      1,098           (2)     1985         12/07/01   10 - 40
Jamike Drive, Building 7                       162                 992      1,154           (2)     1985         12/07/01   10 - 40
Turfway Road, Building 1                       380               1,120      1,500           (2)     1990         12/07/01   10 - 40
Turfway Road, Building 2                       394               1,431      1,825           (2)     1990         12/07/01   10 - 40
Turfway Road, Building 3                       313               1,204      1,517           (2)     1996         12/07/01   10 - 40
Kenwood Circle                               1,398               7,928      9,326          (13)     1987         12/07/01   10 - 40
Progress Road, Building 1                      885               3,215      4,100           (5)     1988         12/07/01   10 - 40
Progress Road, Building 2                      903               3,957      4,860           (7)     1988         12/07/01   10 - 40
Sunnyslope Avenue                              991               8,087      9,078          (13)     1987         12/07/01   10 - 40
South Street                                   969               3,132      4,101           (5)     1987         12/07/01   10 - 40
John Hancock Road                              212               1,610      1,822           (3)     1986         12/07/01   10 - 40
Technology Drive                               820               1,610      2,430           (3)     1973         12/07/01   10 - 40
Oceano Avenue                                1,438               7,015      8,453          (12)     1987         12/07/01   10 - 40
Tar Bay Drive                                1,439               6,812      8,251          (11)     1990         12/07/01   10 - 40
Port Capital Drive                           1,010               4,728      5,738           (8)     1974         12/07/01   10 - 40
Greenwood Place                                697               3,302      3,999           (5)     1985         12/07/01   10 - 40

                                       79

                        CABOT INDUSTRIAL PROPERTIES L.P.
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2001
                          (dollar amounts in thousands)

                                                                                                                    Cost Capitalized
                                                                                                                       Subsequent to
                                                                                                 Initial Cost           Acquisition
                                                                                          ------------------------------------------
                                         Number of                                             Buildings and           Buildings and
Property Name(s)                         Buildings   Location             Encumbrances    Land  Improvements     Land   Improvements
----------------                         ---------   --------             ------------    ----  ------------     ----   ------------
Bollman Place                              1       Savage, MD                      0   1,112         4,102        0             0
Stayton Drive                              1       Jessup, MD                      0   1,098         4,014        0             0
The Crysen Center, Building 1              1       Jessup, MD                      0     767         3,789        0             0
The Crysen Center, Building 2              1       Jessup, MD                      0   1,039         3,517        0             0
Guilford Road                              1       Annapolis Junctin, MD           0   1,347         5,741        0             9
Bristol Court                              1       Jessup, MD                      0     899         3,657        0             0
West Nursery Road, Building 1              1       Linthicum, MD               1,469     517         3,199        0             0
West Nursery Road, Building 2              1       Linthicum, MD               1,672     489         3,742        0             0
Fontana Lane, Building 1                   1       Baltimore, MD               2,009     431         2,649        0             0
Fontana Lane, Building 2                   1       Baltimore, MD               2,872     599         4,489        0             0
Corporate Boulevard, Building 1            1       Linthicum Heights, MD           0   2,026         6,377        0             0
Corporate Boulevard, Building 2            1       Linthicum Heights, MD           0   1,546         4,833        0             0
Guilford Road, Building 3                  1       Columbia, MD                    0   1,650         4,931        0             0
Bristol Court, Bldg. 2                     1       Jessup, MD                      0     616         2,472        0             0
Woodale Drive, Building 1                  1       Mounds View, MN             2,542     531         3,358        0             0
Trenton Lane                               1       Plymouth, MN                3,411   1,681         5,439        0             0
Lexington Avenue                           1       Eagan, MN                   3,791   1,680         6,615        0             0
Woodale Drive, Building 2                  1       Mounds View, MN             2,341     534         3,305        0             0
Woodale Drive, Building 3                  1       Mounds View, MN             5,085   1,164         7,172        0             0
Woodale Drive, Building 4                  1       Mounds View, MN             1,405     271         1,674        0             0
Cahill Road                                1       Edina, MN                   1,283     670         2,116        0             0
Monticello Lane                            1       Maple Grove, MN               880     266         1,433        0             0
West 82nd Street                           1       Bloomington, MN                 0   1,080         3,021        0             0
Reames Road                                1       Charlotte, NC                   0     376         3,117        0             0
Westinghouse Blvd., Building 3             1       Charlotte, NC                   0     870         5,255        0             0
Nations Ford Road                          1       Charlotte, NC                   0   1,941         7,272        0             0
Cordage Street                             1       Charlotte, NC                   0     616         2,978        0             0
Brookford Street                           1       Charlotte, NC               2,146     536         3,585        0            14
Westinghouse Boulevard, Building 1         1       Charlotte, NC               2,163     468         3,876        0             0
Westinghouse Boulevard, Building 2         1       Charlotte, NC                   0     440         3,002        0             0
Westinghouse Boulevard, Building 4         1       Charlotte, NC                   0     646         4,568        0             0
Old Charlotte Highway                      1       Monroe, NC                      0     609         2,479        0             0
Airport Road                               1       Monroe, NC                      0     523         4,640        0             0
Woodpark Boulevard, Building 1             1       Charlotte, NC                   0     232         1,641        0             0
Woodpark Boulevard, Building 2             1       Charlotte, NC                   0     223         1,397        0             0
Woodpark Boulevard, Building 3             1       Charlotte, NC                   0     358         1,768        0             0
Commerce Boulevard                         1       Charlotte, NC                   0     410         2,222        0             0
North I-85 Service Road                    1       Charlotte, NC                   0     360         2,070        0             0
Birch Creek Road                           1       Bridgeport, NJ                  0     865         6,982        0             0
Herrod Boulevard                           1       South Brunswick, NJ             0   2,541        15,683        0             0
Pierce Street                              1       Franklin Township, NJ           0   1,706         8,267        0             0
South Middlesex Avenue, Building 1         1       Cranbury, NJ                    0   1,495         7,921        0             0
Colony Road, Building 1                    1       Port Jersey, NJ                 0   2,747        10,313        0             0
Colony Road, Building 2                    1       Port Jersey, NJ                 0   1,333         4,944        0             0
Industrial Drive, Building 1               1       Port Jersey, NJ                 0   2,450        10,712        0             0
Industrial Drive, Building 2               1       Port Jersey, NJ                 0   1,323         6,422        0             0
Industrial Drive, Building 3               1       Port Jersey, NJ                 0     476         1,802        0             0
Port Jersey Boulevard, Building 1          1       Port Jersey, NJ                 0   4,542        17,478        0             0












                                                Gross Amount Carried
                                             as of December 31, 2001
                                           -----------------------------                             Date                Depreciable
                                                         Buildings and              Accumulated  Constructed or    Date       Lives
Property Name(s)                              Land        Improvements   Total(1)  Depreciation   Renovated      Acquired   in Years
----------------                              ----        ------------   --------  ------------   ---------      --------   --------

Bollman Place                                1,112               4,102      5,214           (7)     1985         12/07/01   10 - 40
Stayton Drive                                1,098               4,014      5,112           (7)     1985         12/07/01   10 - 40
The Crysen Center, Building 1                  767               3,789      4,556           (6)     1985         12/07/01   10 - 40
The Crysen Center, Building 2                1,039               3,517      4,556           (6)     1985         12/07/01   10 - 40
Guilford Road                                1,347               5,750      7,097          (10)     1989         12/07/01   10 - 40
Bristol Court                                  899               3,657      4,556           (6)     1987         12/07/01   10 - 40
West Nursery Road, Building 1                  517               3,199      3,716           (5)     1990         12/07/01   10 - 40
West Nursery Road, Building 2                  489               3,742      4,231           (6)     1990         12/07/01   10 - 40
Fontana Lane, Building 1                       431               2,649      3,080           (4)     1988         12/07/01   10 - 40
Fontana Lane, Building 2                       599               4,489      5,088           (7)     1988         12/07/01   10 - 40
Corporate Boulevard, Building 1              2,026               6,377      8,403          (11)     1999         12/07/01   10 - 40
Corporate Boulevard, Building 2              1,546               4,833      6,379           (8)     1999         12/07/01   10 - 40
Guilford Road, Building 3                    1,650               4,931      6,581           (8)     1999         12/07/01   10 - 40
Bristol Court, Bldg. 2                         616               2,472      3,088           (4)     1986         12/07/01   10 - 40
Woodale Drive, Building 1                      531               3,358      3,889           (6)     1992         12/07/01   10 - 40
Trenton Lane                                 1,681               5,439      7,120           (9)     1994         12/07/01   10 - 40
Lexington Avenue                             1,680               6,615      8,295          (10)   1979/1994      12/07/01   10 - 40
Woodale Drive, Building 2                      534               3,305      3,839           (6)     1989         12/07/01   10 - 40
Woodale Drive, Building 3                    1,164               7,172      8,336          (12)     1990         12/07/01   10 - 40
Woodale Drive, Building 4                      271               1,674      1,945           (3)     1992         12/07/01   10 - 40
Cahill Road                                    670               2,116      2,786           (3)     1979         12/07/01   10 - 40
Monticello Lane                                266               1,433      1,699           (2)     1986         12/07/01   10 - 40
West 82nd Street                             1,080               3,021      4,101           (5)     1967         12/07/01   10 - 40
Reames Road                                    376               3,117      3,493           (5)     1994         12/07/01   10 - 40
Westinghouse Blvd., Building 3                 870               5,255      6,125           (9)     1994         12/07/01   10 - 40
Nations Ford Road                            1,941               7,272      9,213          (12)     1999         12/07/01   10 - 40
Cordage Street                                 616               2,978      3,594           (5)     1981         12/07/01   10 - 40
Brookford Street                               536               3,599      4,135           (6)   1984/1999      12/07/01   10 - 40
Westinghouse Boulevard, Building 1             468               3,876      4,344           (6)     1994         12/07/01   10 - 40
Westinghouse Boulevard, Building 2             440               3,002      3,442           (5)     1992         12/07/01   10 - 40
Westinghouse Boulevard, Building 4             646               4,568      5,214           (8)     1988         12/07/01   10 - 40
Old Charlotte Highway                          609               2,479      3,088           (4)   1957/1972      12/07/01   10 - 40
Airport Road                                   523               4,640      5,163           (8)   1972/1999      12/07/01   10 - 40
Woodpark Boulevard, Building 1                 232               1,641      1,873           (3)     1985         12/07/01   10 - 40
Woodpark Boulevard, Building 2                 223               1,397      1,620           (2)     1986         12/07/01   10 - 40
Woodpark Boulevard, Building 3                 358               1,768      2,126           (3)     1987         12/07/01   10 - 40
Commerce Boulevard                             410               2,222      2,632           (4)     1988         12/07/01   10 - 40
North I-85 Service Road                        360               2,070      2,430           (3)     1988         12/07/01   10 - 40
Birch Creek Road                               865               6,982      7,847          (12)   1991/1997      12/07/01   10 - 40
Herrod Boulevard                             2,541              15,683     18,224          (26)   1989/1998      12/07/01   10 - 40
Pierce Street                                1,706               8,267      9,973          (14)     1984         12/07/01   10 - 40
South Middlesex Avenue, Building 1           1,495               7,921      9,416          (13)     1989         12/07/01   10 - 40
Colony Road, Building 1                      2,747              10,313     13,060          (17)     1976         12/07/01   10 - 40
Colony Road, Building 2                      1,333               4,944      6,277           (8)     1974         12/07/01   10 - 40
Industrial Drive, Building 1                 2,450              10,712     13,162          (18)     1976         12/07/01   10 - 40
Industrial Drive, Building 2                 1,323               6,422      7,745          (11)     1976         12/07/01   10 - 40
Industrial Drive, Building 3                   476               1,802      2,278           (3)     1972         12/07/01   10 - 40
Port Jersey Boulevard, Building 1            4,542              17,478     22,020          (29)     1974         12/07/01   10 - 40



                        CABOT INDUSTRIAL PROPERTIES L.P.
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2001
                          (dollar amounts in thousands)

                                                                                                                    Cost Capitalized
                                                                                                                       Subsequent to
                                                                                                 Initial Cost           Acquisition
                                                                                          ------------------------------------------
                                         Number of                                             Buildings and           Buildings and
Property Name(s)                         Buildings   Location             Encumbrances    Land  Improvements     Land   Improvements
----------------                         ---------   --------             ------------    ----  ------------     ----   ------------


Port Jersey Boulevard, Building 2          1       Port Jersey, NJ             5,298   2,458         8,256        0             0
South Middlesex Avenue, Building 2         1       Cranbury, NJ                    0   1,853         7,664        0             0
Memorial Drive                             1       Franklin Township, NJ           0   2,147         6,155        0             0
New England Avenue                         1       Piscataway, NJ              2,527   1,519         3,028        0             0
Equity Drive, Building 1                   1       Columbus, OH                    0     854         3,854        0             0
Westbelt Drive, Building 2                 1       Columbus, OH                    0     661         4,098        0             0
Dividend Drive                             1       Columbus, OH                    0     299         2,840        0             0
International Street                       1       Columbus, OH                    0     425         2,207        0             0
Port Road, Building 1                      1       Franklin County, OH             0     654         5,117        0             0
Port Road, Building 2                      1       Franklin County, OH             0     458         3,440        0             0
Twin Creek Drive                           1       Columbus, OH                    0     656         3,343        0             0
Westbelt Drive, Building 1                 1       Columbus, OH                    0     968         7,435        0             0
Equity Drive, Building 2                   1       Columbus, OH                    0   1,119         4,753        0             0
International Road, Building 1             1       Cincinnati, OH                  0   1,082         4,183        0             0
International Road, Building 2             1       Cincinnati, OH                  0     847         5,126        0             1
Kingsley Drive, Building 1                 1       Cincinnati, OH              2,987   1,041         3,606        0             0
Kingsley Drive, Building 2                 1       Cincinnati, OH              4,671   1,630         5,745        0             3
Lake Forest Drive, Building 1              1       Blue Ash, OH                    0   1,136         5,445        0             0
Lake Forest Drive, Building 2              1       Blue Ash, OH                    0   1,033         3,802        0             0
Kenwood Road, Building 1                   1       Blue Ash, OH                    0     521         2,060        0             0
Kenwood Road, Building 2                   1       Blue Ash, OH                    0     633         2,455        0             0
Kenwood Road, Building 3                   1       Blue Ash, OH                    0     459         1,819        0             0
Kenwood Road, Building 4                   1       Blue Ash, OH                    0     440         1,737        0             0
Kenwood Road, Building 5                   1       Blue Ash, OH                    0     403         1,926        0             0
Kenwood Road, Building 6                   1       Blue Ash, OH                    0     418         1,810        0             0
Kenwood Road, Building 7                   1       Blue Ash, OH                    0     406         1,720        0             0
Creek Road                                 1       Blue Ash, OH                    0   1,370         4,350        0             0
Commerce Boulevard                         1       Loveland, OH                    0     361         1,132        0             0
Brackbill Boulevard, Building 1            1       Mechanicsburg, PA           2,829   1,791         7,660        0             0
Brackbill Boulevard, Building 2            1       Mechanicsburg, PA           2,944   1,870         6,827        0             0
Cumberland Parkway                         1       Harrisburg, PA                  0   1,707        10,544        0             0
Fulling Mill Road                          1       Harrisburg, PA                  0   1,566         5,521        0             0
Ritter Road                                1       Mechanicsburg, PA           1,265     309         1,865        0             0
Marine Drive                               1       Rock Hill, SC               9,677   1,203        12,591        0             0
Pilot Drive                                1       Memphis, TN                     0   1,342         6,352        0             0
Airline Drive, Building 2                  1       Coppell, TX                     0     846         4,671        0             0
DFW Trade Center, Building 1               1       Grapevine, TX                   0   2,369        16,260        0             0
DFW Trade Center, Building 2               1       Grapevine, TX                   0   1,836        12,338        0             0
Luna Road                                  1       Carrollton, TX                  0   1,000         6,036        0             0
Patriot Drive, Building 1                  1       Grapevine, TX                   0     522         4,642        0             0
Patriot Drive, Building 2                  1       Grapevine, TX                   0   1,750        15,563        0             0
113th Street                               1       Arlington, TX                   0     516         2,116        0             0
Airline Drive ,Building 1                  1       Coppell, TX                     0     354         2,481        0             0
North Lake Drive                           1       Coppell, TX                     0   1,447         6,247        0             0
10th Street, Building 1                    1       Plano, TX                   2,661   1,067         3,862        0             0
10th Street, Building 2                    1       Plano, TX                   2,686     970         4,110        0             0
Regency Crest Drive                        1       Dallas, TX                      0     881         5,447        0             0
Diplomat Drive, Building 2                 1       Farmers Branch, TX              0     516         3,382        0             0











                                                Gross Amount Carried
                                             as of December 31, 2001
                                           -----------------------------                             Date                Depreciable
                                                         Buildings and              Accumulated  Constructed or    Date       Lives
Property Name(s)                              Land        Improvements   Total(1)  Depreciation   Renovated      Acquired   in Years
----------------                              ----        ------------   --------  ------------   ---------      --------   --------
Port Jersey Boulevard, Building 2            2,458               8,256     10,714          (14)     1974         12/07/01   10 - 40
South Middlesex Avenue, Building 2           1,853               7,664      9,517          (13)     1982         12/07/01   10 - 40
Memorial Drive                               2,147               6,155      8,302          (10)   1988/1998      12/07/01   10 - 40
New England Avenue                           1,519               3,028      4,547           (5)   1975/1995      12/07/01   10 - 40
Equity Drive, Building 1                       854               3,854      4,708           (6)     1980         12/07/01   10 - 40
Westbelt Drive, Building 2                     661               4,098      4,759           (7)     1980         12/07/01   10 - 40
Dividend Drive                                 299               2,840      3,139           (5)     1980         12/07/01   10 - 40
International Street                           425               2,207      2,632           (4)     1988         12/07/01   10 - 40
Port Road, Building 1                          654               5,117      5,771           (9)     1995         12/07/01   10 - 40
Port Road, Building 2                          458               3,440      3,898           (6)     1995         12/07/01   10 - 40
Twin Creek Drive                               656               3,343      3,999           (6)     1989         12/07/01   10 - 40
Westbelt Drive, Building 1                     968               7,435      8,403          (12)     1980         12/07/01   10 - 40
Equity Drive, Building 2                     1,119               4,753      5,872           (8)   1980/1999      12/07/01   10 - 40
International Road, Building 1               1,082               4,183      5,265           (7)     1990         12/07/01   10 - 40
International Road, Building 2                 847               5,127      5,974           (9)     1990         12/07/01   10 - 40
Kingsley Drive, Building 1                   1,041               3,606      4,647           (6)     1981         12/07/01   10 - 40
Kingsley Drive, Building 2                   1,630               5,748      7,378          (10)     1981         12/07/01   10 - 40
Lake Forest Drive, Building 1                1,136               5,445      6,581           (9)     1978         12/07/01   10 - 40
Lake Forest Drive, Building 2                1,033               3,802      4,835           (6)     1979         12/07/01   10 - 40
Kenwood Road, Building 1                       521               2,060      2,581           (3)     1965         12/07/01   10 - 40
Kenwood Road, Building 2                       633               2,455      3,088           (4)     1975         12/07/01   10 - 40
Kenwood Road, Building 3                       459               1,819      2,278           (3)     1964         12/07/01   10 - 40
Kenwood Road, Building 4                       440               1,737      2,177           (3)     1969         12/07/01   10 - 40
Kenwood Road, Building 5                       403               1,926      2,329           (3)     1970         12/07/01   10 - 40
Kenwood Road, Building 6                       418               1,810      2,228           (3)     1971         12/07/01   10 - 40
Kenwood Road, Building 7                       406               1,720      2,126           (3)     1973         12/07/01   10 - 40
Creek Road                                   1,370               4,350      5,720           (7)     1983         12/07/01   10 - 40
Commerce Boulevard                             361               1,132      1,493           (2)     1989         12/07/01   10 - 40
Brackbill Boulevard, Building 1              1,791               7,660      9,451          (13)   1984/1988      12/07/01   10 - 40
Brackbill Boulevard, Building 2              1,870               6,827      8,697          (11)   1986/1988      12/07/01   10 - 40
Cumberland Parkway                           1,707              10,544     12,251          (18)     1992         12/07/01   10 - 40
Fulling Mill Road                            1,566               5,521      7,087           (9)     1999         12/07/01   10 - 40
Ritter Road                                    309               1,865      2,174           (3)     1986         12/07/01   10 - 40
Marine Drive                                 1,203              12,591     13,794          (20)     1997         12/07/01   10 - 40
Pilot Drive                                  1,342               6,352      7,694          (11)     1987         12/07/01   10 - 40
Airline Drive, Building 2                      846               4,671      5,517           (8)     1990         12/07/01   10 - 40
DFW Trade Center, Building 1                 2,369              16,260     18,629          (27)     1996         12/07/01   10 - 40
DFW Trade Center, Building 2                 1,836              12,338     14,174          (21)     1997         12/07/01   10 - 40
Luna Road                                    1,000               6,036      7,036          (10)     1996         12/07/01   10 - 40
Patriot Drive, Building 1                      522               4,642      5,164           (8)     1997         12/07/01   10 - 40
Patriot Drive, Building 2                    1,750              15,563     17,313          (26)     1997         12/07/01   10 - 40
113th Street                                   516               2,116      2,632           (4)     1979         12/07/01   10 - 40
Airline Drive ,Building 1                      354               2,481      2,835           (4)     1991         12/07/01   10 - 40
North Lake Drive                             1,447               6,247      7,694          (10)     1982         12/07/01   10 - 40
10th Street, Building 1                      1,067               3,862      4,929           (6)     1997         12/07/01   10 - 40
10th Street, Building 2                        970               4,110      5,080           (7)     1997         12/07/01   10 - 40
Regency Crest Drive                            881               5,447      6,328           (9)     1999         12/07/01   10 - 40
Diplomat Drive, Building 2                     516               3,382      3,898           (6)     1984         12/07/01   10 - 40


                        CABOT INDUSTRIAL PROPERTIES L.P.
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2001
                          (dollar amounts in thousands)

                                                                                                                    Cost Capitalized
                                                                                                                       Subsequent to
                                                                                                 Initial Cost           Acquisition
                                                                                          ------------------------------------------
                                         Number of                                             Buildings and           Buildings and
Property Name(s)                         Buildings   Location             Encumbrances    Land  Improvements     Land   Improvements
----------------                         ---------   --------             ------------    ----  ------------     ----   ------------

Hillguard Road, Building 1                 1       Dallas, TX                      0      291         1,633        0             0
Hillguard Road, Building 2                 1       Dallas, TX                      0      228         2,353        0            (7)
Hillguard Road, Building 3                 1       Dallas, TX                      0    1,096         3,662        0           (14)
East Plano Parkway, Building 2             1       Plano, TX                   6,837    1,268         9,044        0             0
DFW Trade Center, Building 3               1       Grapevine, TX                   0      994        16,875        0             0
Diplomat Drive, Building 1                 1       Farmers Branch, TX              0      136         3,054        0             0
Bradley Lane                               1       Carrollton, TX                  0      258         1,919        0             0
Avenue F                                   1       Plano, TX                       0      920         6,269        0            (4)
Shiloh Road                                1       Plano, TX                       0      680         3,902        0             0
East Collins Boulevard                     1       Richardson, TX                  0    1,363         2,156        0             0
E. Randol Mill Road                        1       Arlington, TX                   0      659         4,048        0             0
Capital Avenue, Building 1                 1       Plano, TX                   1,483      413         2,402        0             0
Capital Avenue, Building 2                 1       Plano, TX                   1,483      413         2,402        0             0
East Plano Parkway, Building 3             1       Plano, TX                       0      812         4,149        0             0
East Plano Parkway, Building 4             1       Plano, TX                       0      793         3,712        0             0
East Plano Parkway, Building 5             1       Plano, TX                       0      807         3,901        0             0
Summit Avenue                              1       Plano, TX                       0    1,071         6,624        0             0
Jefferson Davis(2)                         0       Alexandria, VA                  0    2,210            18        0             0
Jefferson Davis(2)                         0       Alexandria, VA                  0    1,557            13        0             0
Swann Street(2)                            0       Alexandria, VA                  0    1,805         8,117        0             0
Oakville Industrial Park, Building 5       1       Alexandria, VA                  0      305         1,466        0             0
Oakville Industrial Park, Building 4       1       Alexandria, VA                  0        0             0        0             0
Oakville Industrial Park, Building 3       1       Alexandria, VA                  0    1,163         7,139        0             0
Oakville Industrial Park, Building 2       1       Alexandria, VA                  0      470         1,150        0             0
Oakville Industrial Park, Building 1       1       Alexandria, VA                  0      857         4,711        0             0
Oakville Industrial Park, Building 6       1       Alexandria, VA                  0      996         3,661        0             0
Nokes Boulevard, Building 1                1       Sterling, VA                    0    1,562         5,626        0             0
Beaumeade Circle, Building 1               1       Ashburn, VA                     0    2,834        10,935        0             0
Beaumeade Circle, Building 2               1       Ashburn, VA                     0    2,253         8,732        0             0
Nokes Boulevard, Building 2                1       Sterling, VA                    0    1,250         5,533        0             0
Guilford Road, Building 1                  1       Ashburn, VA                 1,740      943         2,734        0             0
Guilford Road, Building 2                  1       Ashburn, VA                 1,942      923         3,568        0             0
Beaumeade Circle                           1       Ashburn, VA                 3,026    1,733         6,272        0             0
Kent West Corporate Park, II               1       Kent, WA                        0    2,476         9,218        0             0
South 266th Street                         1       Kent, WA                        0      864         5,058        0             0
Kent West Corporate Park I, Building 2     1       Kent, WA                        0      310         1,158        0             0
Kent West Corporate Park I, Building 1     1       Kent, WA                        0    1,153         4,314        0             0
Kent West Corporate Park I, Building 3     1       Kent, WA                        0      395         1,478        0             0
Kent West Corporate Park I, Building 4     1       Kent, WA                        0      608         2,253        0             0
79th Avenue South                          1       Kent, WA                        0      410         1,716        0             0
                                                                          --------------------------------------------------------

                                          372                               $245,642 $409,786    $1,566,660       $0           $18
                                       ============                       ========================================================






















                                                Gross Amount Carried
                                             as of December 31, 2001
                                           -----------------------------                             Date                Depreciable
                                                         Buildings and              Accumulated  Constructed or    Date       Lives
Property Name(s)                              Land        Improvements   Total(1)  Depreciation   Renovated      Acquired   in Years
----------------                              ----        ------------   --------  ------------   ---------      --------   --------

Hillguard Road, Building 1                     291               1,633      1,924           (3)     1980         12/07/01   10 - 40
Hillguard Road, Building 2                     228               2,346      2,574           (4)     1980         12/07/01   10 - 40
Hillguard Road, Building 3                   1,096               3,648      4,744           (6)     1980         12/07/01   10 - 40
East Plano Parkway, Building 2               1,268               9,044     10,312          (14)     1998         12/07/01   10 - 40
DFW Trade Center, Building 3                   994              16,875     17,869          (28)     1997         12/07/01   10 - 40
Diplomat Drive, Building 1                     136               3,054      3,190           (5)     1997         12/07/01   10 - 40
Bradley Lane                                   258               1,919      2,177           (3)     1984         12/07/01   10 - 40
Avenue F                                       920               6,265      7,185          (10)     1984         12/07/01   10 - 40
Shiloh Road                                    680               3,902      4,582           (6)     1998         12/07/01   10 - 40
East Collins Boulevard                       1,363               2,156      3,519           (4)     1985         12/07/01   10 - 40
E. Randol Mill Road                            659               4,048      4,707           (7)     2000         12/07/01   10 - 40
Capital Avenue, Building 1                     413               2,402      2,815           (4)     1986         12/07/01   10 - 40
Capital Avenue, Building 2                     413               2,402      2,815           (4)     1986         12/07/01   10 - 40
East Plano Parkway, Building 3                 812               4,149      4,961           (7)     1999         12/07/01   10 - 40
East Plano Parkway, Building 4                 793               3,712      4,505           (6)     1998         12/07/01   10 - 40
East Plano Parkway, Building 5                 807               3,901      4,708           (6)     1998         12/07/01   10 - 40
Summit Avenue                                1,071               6,624      7,695            0      1999         12/07/01   10 - 40
Jefferson Davis(2)                           2,210                  18      2,228            0      1964         12/07/01   10 - 40
Jefferson Davis(2)                           1,557                  13      1,570          (11)     1992         12/07/01   10 - 40
Swann Street(2)                              1,805               8,117      9,922          (13)     1989         12/07/01   10 - 40
Oakville Industrial Park, Building 5           305               1,466      1,771           (2)     1961         12/07/01   10 - 40
Oakville Industrial Park, Building 4             0                   0          0            0      1952         12/07/01   10 - 40
Oakville Industrial Park, Building 3         1,163               7,139      8,302          (12)     1947         12/07/01   10 - 40
Oakville Industrial Park, Building 2           470               1,150      1,620           (2)     1940         12/07/01   10 - 40
Oakville Industrial Park, Building 1           857               4,711      5,568           (8)     1949         12/07/01   10 - 40
Oakville Industrial Park, Building 6           996               3,661      4,657           (6)     1946         12/07/01   10 - 40
Nokes Boulevard, Building 1                  1,562               5,626      7,188           (9)     1998         12/07/01   10 - 40
Beaumeade Circle Building 1                  2,834              10,935     13,769          (18)     2000         12/07/01   10 - 40
Beaumeade Circle Building 2                  2,253               8,732     10,985          (15)     2000         12/07/01   10 - 40
Nokes Boulevard, Building 2                  1,250               5,533      6,783           (9)     1999         12/07/01   10 - 40
Guilford Road, Building 1                      943               2,734      3,677           (4)     1987         12/07/01   10 - 40
Guilford Road, Building 2                      923               3,568      4,491           (6)     1988         12/07/01   10 - 40
Beaumeade Circle                             1,733               6,272      8,005          (10)     1990         12/07/01   10 - 40
Kent West Corporate Park, II                 2,476               9,218     11,694          (15)     1989         12/07/01   10 - 40
South 266th Street                             864               5,058      5,922           (8)     2000         12/07/01   10 - 40
Kent West Corporate Park I, Building 2         310               1,158      1,468           (2)     1989         12/07/01   10 - 40
Kent West Corporate Park I, Building 1       1,153               4,314      5,467           (7)     1989         12/07/01   10 - 40
Kent West Corporate Park I, Building 3         395               1,478      1,873           (2)     1989         12/07/01   10 - 40
Kent West Corporate Park I, Building 4         608               2,253      2,861           (3)     1989         12/07/01   10 - 40
79th Avenue South                              410               1,716      2,126           (3)     2000         12/07/01   10 - 40
                                         ------------------------------------------------------

                                          $409,786          $1,566,678 $1,976,464      $(2,589)
                                         ======================================================



(1) The aggregate cost for federal income tax purposes as of December 31, 2001, was approximately $1,600,000.

(2)  Nonindustrial Property.

                       CABOT INDUSTRIAL PROPERTIES, L.P.
       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                December 31, 2001
                          (dollar amounts in thousands)

                          Reconciliation of Real Estate

The changes in total investment in real estate assets for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                           December 31, 2001    December 31, 2000    December 31, 1999
                                           -----------------    -----------------    -----------------
                                             (in thousands)       (in thousands)       (in thousands)

Balance, Beginning of Year                 $       1,653,777    $       1,507,834    $       1,072,675
Acquisitions and Stabilized Development               72,653              187,745              443,951
Improvements                                          10,315               15,871                5,086
Assets Held for Sale                                      --              (37,641)                  --
Dispositions                                          (2,142)             (20,032)             (13,878)
Impact of Purchase Accounting                        241,861                   --                   --
                                           -----------------    -----------------    -----------------
Balance, End of Year                       $       1,976,464    $       1,653,777    $       1,507,834
                                           =================    =================    =================


                   Reconciliation of Accumulated Depreciation

The changes in accumulated depreciation for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                           December 31, 2001    December 31, 2000    December 31, 1999
                                           -----------------    -----------------    -----------------
                                             (in thousands)       (in thousands)       (in thousands)

Balance, Beginning of Year                 $          73,857    $          42,543    $          17,290
Depreciation Expense                                  33,741               34,021               25,677
Assets Held for Sale                                      --               (2,095)                  --
Dispositions                                            (141)                (612)                (424)
Impact of Purchase Accounting                       (104,868)                  --                   --
                                           -----------------    -----------------    -----------------
Balance, End of Year                       $           2,589    $          73,857    $          42,543
                                           =================    =================    =================

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

          None.

                                    PART III

Item 10.  Directors and Executive Officers of Registrant
          ----------------------------------------------

Cabot L.P. does not have any directors or executive officers. Under the Second Amended and Restated Limited Partnership Agreement of Cabot L.P. dated February 4, 1998, as amended to date, Cabot Trust has full power and authority in the management and control of Cabot L.P. The executive officers and trustees of Cabot Trust and their respective positions, business experience and ages at March 15, 2002, are set forth below. The executive officers serve at the discretion of the board of trustees of Cabot Trust. RREEF is the investment advisor and manager of Cabot Trust's majority shareholder, Calwest. In such capacity, RREEF can elect or remove members of the board of trustees and officers of Cabot Trust. Currently, the members of the board of trustees and executive officers of Cabot Trust are all employees of RREEF, and in such capacities, such employees of RREEF control the business and affairs of Cabot Trust.

     Name                         Age     Position
     ------------------------------------ --------------------
     Warren H. Otto               48      Chairman, Vice President and Trustee
     Timothy B. Keith             36      Chief Executive Officer
     Charles B. Leitner III       42      President and Trustee
     Christopher L. Hughes        35      Chief Financial Officer
     Robert J. Cook               48      Vice President and Trustee

     Timothy K. Gonzalez          45      Trustee
     Gary T. Kachadurian          51      Trustee
     Donald A. King, Jr.          61      Trustee
     Stephen M. Steppe            54      Trustee


                            Business Experience

Warren H. Otto. . . . . . . Mr. Otto has been Chairman, Vice President and
                            Trustee of Cabot Trust since December 2001.
                            Additionally, Mr. Otto has worked at RREEF since 1994 and currently serves as the Portfolio Manager of Calwest. Mr. Otto graduated cum laude from Harvard College in 1976 majoring in economics.

Timothy B. Keith . . . .    Mr. Keith has been the Chief Executive Officer of
                            Cabot Trust since December 2001. Additionally, Mr.
                            Keith has served as Vice President at RREEF since
                            January 2000. Mr. Keith's primary activities for
                            RREEF include sourcing new acquisitions and developments in the Texas markets and leading large portfolio acquisitions. From March 1996 to March
                            1999, Mr. Keith held the position of Regional Vice
                            President at Meridian

                            Industrial Trust where he participated in the formation and capitalization of Meridian, was responsible for all real estate activities in Texas and the southeastern states, and contributed to the growth of Meridian's portfolio through both acquisitions and development of industrial properties. For two years prior, Mr. Keith was Investment Manager at Hunt Realty Corporation in Dallas. Mr. Keith received a B.A. in economics and business from Westmont College in 1987.

Charles B. Leitner III . . .Mr. Leitner has been the President and Trustee of
                            Cabot Trust since December 2001. Additionally, Mr. Leitner has been employed with RREEF since 1988, directs RREEF's National Acquisitions Group and is a member of the RREEF Investment Committee, serving as its industrial specialist. Mr. Leitner is also a member of RREEF's Policy Committee. Mr. Leitner graduated from the University of Pennsylvania with a B.A. degree in Urban Studies/Regional Science.

Christopher L. Hughes. . . .Mr. Hughes has been the Chief Financial Officer of
                            Cabot Trust since December 2001. Additionally, Mr. Hughes has served as the Vice President of Capital Markets at RREEF since July 2000. His responsibilities at RREEF include directing the debt capital market activities, which include asset and portfolio-level financing and hedging transactions. Mr. Hughes also is the Chief Financial Officer for Cabot Trust's majority owner, Calwest. From June 1999 to June 2000, Mr. Hughes held the position of Senior Vice President-Director of Capital Markets at Transwestern Commercial Services. From April 1998 to June 1999, Mr. Hughes held the position of Executive Director at CIBC World Markets. From January 1997 to April 1998, Mr. Hughes held the position of Senior Vice President for Heller Real Estate Financial Services. Mr. Hughes received a B.A. degree from Marquette University in 1988.

Robert J. Cook. . . . . . . Mr. Cook has been a Trustee of Cabot Trust since
                            December 2001. Additionally, Mr. Cook has worked at RREEF since February of 1990 and has been principal in charge of RREEF Portfolio Management since 1999. He previously held the positions of vice president and principal at RREEF. Mr. Cook also serves on RREEF's Policy Committee and Investment Committee as its retail specialist. Mr. Cook has M.S. degrees in Real Estate Appraisal and Investment Analysis and Landscape Architecture and a Ph.D. in Urban and Regional Planning from the University of Wisconsin.

Timothy K. Gonzalez . . . . Mr. Gonzalez has been a Trustee of Cabot Trust since
                            December 2001. Additionally, Mr. Gonzalez has worked at RREEF since 1990 and directs the portfolio management activities of the San Francisco office and has managed over $3 billion in assets. He became a principal of RREEF in 1997. Mr. Gonzalez is a member of RREEF's Policy and Investment Committees. Mr. Gonzalez also serves as portfolio manager for RREEF America II, RREEF's flagship core fund. Mr. Gonzalez received his B.S. degree from the University of California, and holds a Masters degree from Harvard University.

Gary T. Kachadurian. . . . .Mr. Kachadurian has been a Trustee of Cabot Trust since December 2001. Additionally, Mr. Kachadurian has worked at RREEF since 1990 and serves as the Principal-in-Charge of RREEF's National Acquisition Group. At RREEF, Mr. Kachadurian has responsibility for the value-added line of business. Mr. Kachadurian also serves as the Apartment Specialist on RREEF's Investment Committee. Further, Mr. Kachadurian is a member of RREEF's Policy Committee. Mr. Kachadurian is a founding Board Member of the Chicago Apartment Association and the immediate past chairman of the National Multi-housing Council. He also serves on the Multi-family Council of the Urban Land Institute, is a member of the International Council of Shopping Centers, and is a Board Member of the Real Estate Committee of the YMCA. Mr. Kachadurian received his B.S. in Accounting from the University of Illinois.

Donald A. King, Jr . . . . .Mr. King has been a Trustee of Cabot Trust since
                            December 2001. Mr. King joined RREEF as a principal in 1979 and was co-founder of RREEF MidAmerica Partners in Chicago. He was named RREEF's Managing Partner in 1988. Mr. King is a member of RREEF's Investment and Policy Committees and on its Management Board. Mr. King received a B.S. degree from the University of Virginia and an M.B.A. degree from Harvard Business School.

Stephen M. Steppe. . . . .  Mr. Steppe has been a Trustee of Cabot Trust since
                            December 2001. Mr. Steppe joined RREEF as a principal in 1986 and oversees the client relations department. He is also a member of RREEF's Policy and Investment Committees and is on its Management Board. He also serves on the Editorial Board of the Institutional Real Estate Letter. Mr. Steppe is a graduate of the University of Arizona.

Item 11.    Executive Compensation
            ----------------------

Summary of Cash and Other Compensation

Cabot L.P. does not have any directors or executive officers. Prior to the Merger, Cabot Trust's executive officers were compensated by Cabot L.P. in the manner set forth below. Upon completion of the Merger, Calwest designated a new Board of Trustees for Cabot Trust. The Board of Trustees subsequently elected a new Chief Executive Officer and other executive officers for Cabot Trust. None of the newly elected trustees and executive officers are employees of Cabot Trust or Cabot L.P. nor have they received compensation from Cabot Trust or Cabot L.P. for services provided in their respective capacities.

The following table sets forth information concerning the compensation earned by Cabot Trust's former Chief Executive Officer and each of its six other most highly compensated former executive officers (collectively, the "Named Executive Officers") during the period January 1, 2001 through December 6, 2001 and during the fiscal years ended December 31, 2000 and 1999.

                                                           Summary Compensation Table


                                                                              Long-Term
                                                           Annual            Compensation
                                                        Compensation            Awards
                                                        ------------            ------

                                                                              Securities
                                                                              Underlying       All Other
Name and Principal Position              Year      Salary          Bonus      Options (#)(1) Compensation(2)
---------------------------              ----      ------          -----      -----------    ---------------
Ferdinand Colloredo-Mansfeld ........    2001(3) $   315,846    $   438,900             --    $10,557,906
   Chairman of the Board and             2000    $   312,000    $   382,200        165,000    $     1,800
    Chief Executive Officer              1999    $   300,000    $   210,000         85,000    $     1,800

Robert E. Patterson .................    2001(3) $   268,001    $   328,300             --    $ 8,491,200
   President                             2000    $   265,200    $   290,040        130,000    $     1,800
                                         1999    $   255,000    $   178,500         60,000    $     1,800

Franz Colloredo-Mansfeld ............    2001(3) $   200,029    $   262,550             --    $ 7,240,335
   Senior Vice President and             2000    $   197,300    $   231,175        110,000    $     1,800
    Chief Financial Officer              1999    $   190,000    $   142,500         60,000    $     1,800

Andrew D. Ebbott ....................    2001(3) $   191,427    $   251,300             --    $ 6,114,440
   Senior Vice President -               2000    $   189,300    $   221,875         75,000    $     1,800
   Director of Acquisitions              1999    $   182,000    $   136,500         60,000    $     1,800

Howard B. Hodgson, Jr ...............    2001(3) $   191,427    $   251,300             --    $ 6,118,161
   Senior Vice President -               2000    $   189,300    $   221,875         75,000    $     1,800
   Director of Real Estate Operations    1999    $   182,000    $   136,500         60,000    $     1,800

Eugene F. Reilly ....................    2001(3) $   191,427    $   251,300             --    $ 6,123,956
   Senior Vice President -               2000    $   189,300    $   221,875         75,000    $     1,800
   Director of Development               1999    $   182,000    $   136,500         60,000    $     1,800

Neil E. Waisnor .....................    2001(3) $   191,427    $   251,300             --    $ 6,120,466
   Senior Vice President -               2000    $   189,300    $   221,875         75,000    $     1,800
   Finance, Treasurer and Secretary      1999    $   182,000    $   136,500         60,000    $     1,800

(1) Options granted may have included rights to receive distribution equivalent units ("DEUs") annually based on the extent to which the annual dividend rate on Cabot Trust's Common Shares exceeded the average dividend rate on the common shares of the companies comprising the Standard & Poor's 500 Stock Index. DEUs, when granted, were to vest on a vesting schedule determined at the date of grant, which may be only upon a change in control. DEUs granted were to be settled in Common Shares upon exercise or termination of the related vested options, with the number of such shares being determined at the grant dates of the DEUs.

(2) Consists of amounts paid to the Named Executive Officers upon settlement of all their options and DEUs upon completion of the Merger, amounts paid under employment agreements for severance and related tax liabilities incurred by each Name Executive Officer. Also includes accrued and unused vacation pay due upon completion of the Merger and contributions to officer's accounts under the Cabot Savings Plan 401(k) for the period January 1, 2001 through December 6, 2001 and for each of the years ended December 31, 2000 and 1999 in the amount of $1,800 per period.

     All options and DEUs granted through December 6, 2001 were settled in cash upon completion of the Merger. The Common Share equivalent of option and DEU amounts settled for each of the Named Executive Officers, respectively are as follows: Ferdinand Colloredo-Mansfeld -- 750,000 and 116,408; Robert
     E. Patterson -- 615,000 and 94,268; Franz Colloredo-Mansfeld -- 545,000 and 83,538; and Andrew D. Ebbott, Howard B. Hodgson, Jr., Eugene F. Reilly and Neil E. Waisnor -- 435,000 and 66,830 each, respectively.

     Amounts paid to each of the Named Executive Officers under employment agreements for tax liabilities incurred are as follows: Ferdinand Colloredo-Mansfeld -- $2,280,064; Robert E. Patterson -- $1,779,368; Franz Colloredo-Mansfeld -- $1,493,973; Andrew D. Ebbott -- $1,285,900; Howard B. Hodgson, Jr. -- $1,296,545; Eugene F. Reilly -- $1,304,263 and Neil E. Waisnor -- $1,296,542, respectively.

(3)  Reflects compensation for the period January 1, 2001 to December 6, 2001.


Option Grants in Last Fiscal Year

Grants of options to purchase an aggregate of 1,019,000 Units, made under Cabot Trust's Long-Term Incentive Plan, were made to employees of Cabot L.P. for services performed relating to the year ended December 31, 2000. Included within the 1,019,000 options granted, 705,000 were granted to the Named Executive Officers and are included within the Summary Compensation Table under "Long-Term Compensation Awards" for the year 2000 as set forth in Cabot Trust's definitive proxy statement filed with respect to its 2001 Annual Meeting of Shareholders. No options or DEUs have been granted subsequent to the date of Merger.


Aggregated Option Exercises in Last Calendar Year and Calendar Year-End Option Values

There were no exercises of options or DEUs by the Named Executive Officers during the period January 1, 2001 through December 6, 2001. All outstanding options and DEUs granted to employees of Cabot Trust were settled upon completion of the Merger on December 7, 2001. There have been no grants of options or DEUs subsequent to the date of Merger. Accordingly, there were no outstanding options or DEUs, vested or nonvested, as of December 31, 2001.

Employment Agreements

Each of the Named Executive Officers had entered into employment agreements with Cabot Trust and Cabot L.P. Each of the agreements with Messrs. Ferdinand Colloredo-Mansfeld, Robert E. Patterson and Franz Colloredo-Mansfeld were for an initial term of three years, and each year the term automatically extended an additional year unless terminated in advance. The agreements with each of the other Named Executive Officers were for initial terms of two years, with those terms automatically extending each year for an additional year unless terminated in advance. The agreements each provided for annual base compensation and an annual cash bonus to be determined by the Board of Trustees or the Executive Compensation Committee. Upon the change in control of Cabot Trust, which occurred as a result of the Merger, each agreement provided the employee the option of terminating the employment agreement, resulting in severance payments equal to three times the sum of the current base salary and the last annual bonus payment and also provided for tax reimbursements in certain circumstances. Each of the Named Executive Officers were terminated upon completion of the Merger. Amounts received under these agreements are included within the Summary Compensation Table under "All Other Compensation".


Compensation Committee Interlocks and Insider Participation

Prior to the Merger, W. Nicholas Thorndike (Chairman), George M. Lovejoy, Jr., Christopher C. Milliken, Maurice Segall, and Ronald L. Skates (the "Former Independent Trustees") each served on Cabot Trust's Executive Compensation Committee. Following the Merger, the Board of Trustees of Cabot Trust has not appointed a Compensation Committee. Cabot Trust does not compensate its executive officers.

Compensation of Trustees

Prior to the Merger, the Former Independent Trustees received an annual retainer of $18,000 and per meeting compensation of $1,000 for board meetings and $500 for committee meetings. The Former Chairmen of the Audit and Compliance Committee, the Executive Compensation Committee and the Nominating Committee each received an additional $1,000 annually for their services in those capacities, and each Former Trustee was reimbursed for out-of-town travel expenses incurred in attending Board and Committee meetings. Each Former Independent Trustee also received, under Cabot Trust's Long-Term Incentive Plans, a grant of options to purchase 10,000 Common Shares on the date the Trustee became a Trustee, and an additional grant of options to purchase 4,000 Common Shares each year on the date of Cabot Trust's annual meeting of shareholders provided they had been reelected or were continuing to serve as Trustees following the meeting. Option grants included rights to receive DEUs calculated and credited annually based on the extent to which the annual dividend rate on Cabot Trust's Common Shares exceeded the average dividend rate on the common shares of the companies comprising the Standard & Poor's

500 Index. DEU grants vested over one year or upon a change of control for the Former Independent Trustees. The exercise price per share for options granted to the Former Independent Trustees was the market price of a Common Share of Cabot Trust on the date of grant. Options granted to the Former Independent Trustees became exercisable on the first anniversary of the date of grant or upon a change in control. All options and DEUs granted to the Former Independent Trustees were settled upon the completion of the Merger. The amounts received upon settlement of all options and DEUs held by the Former Independent Trustees were as follows: W. Nicholas Thorndike, Ronald L. Skates, Christopher C. Milliken, Maurice Segall $178,920 each; and George M. Lovejoy, Jr. $142,116.

Current Trustees of Cabot Trust do not receive any compensation for services provided as Trustees.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and
            ------------------------------------------------------------------
            Related Stockholder Matters
            ---------------------------

As of March 15, 2002 all limited partnership units of Cabot L.P. were owned by Cabot Trust, which in turn, was greater than 99% owned by Calwest.

Cabot L.P.'s Preferred Units were owned as follows as of March 15, 2002:

Series B 100% by Belmar Realty Corporation

Series C 100% by TMCT II, LLC

Series D 100% by JPM Mosaic II REIT, Inc.

Series E 100% by Montebello Realty Corp.

Series F 100% by Salomon Smith Barney Tax Advantaged Exchange Fund II, LLC

Series G 100% by JPM Emerging Technology REIT, Inc.

Series H 100% by GSEP 2000 Realty Corp.


Item 13.    Certain Relationships and Related Transactions
            ----------------------------------------------

During 2001 (through December 6, 2001) Cabot Advisors provided asset management and property management services related to properties owned by Cabot Trust's former Chief Executive Officer, Ferdinand Colloredo-Mansfeld, for which it earned fees charged at rates consistent with rates charged by Cabot Advisors to unrelated third parties, that totaled $163,000 and $33,000, respectively.

For the period beginning January 1, 2001, Cabot L.P. had advanced unsecured loans to Cabot Advisors to fund operations, including a development project, in a maximum amount of $6,815,505 through December 6, 2001. Such loans bore interest at the rate of prime plus 2%. Cabot L.P. also sold property to Cabot Advisors for $2,005,000.

Through December 6, 2001, Cabot L.P. owned all of the outstanding preferred stock of Cabot Advisors, which as a class was entitled to 95% of all distributions, and Ferdinand Colloredo-Mansfeld owned all of the outstanding common stock of Cabot Advisors, which as a class was entitled to 5% of all distributions. In conjunction with the Merger, Cabot Advisors repurchased all of its voting common shares from Ferdinand Colloredo-Mansfeld, the former Chairman and Chief Executive Officer of Cabot Trust. In return for the shares, Mr. Colloredo-Mansfeld was assigned three of Cabot Advisors' advisory contracts and furniture, fixtures and equipment with a net book value of $100,000. Cabot Advisors issued voting common shares to Cabot L.P. for $115,000 in cash, constituting all of Cabot Advisor's outstanding shares.

In addition, during calendar year 2001, Cabot L.P. incurred property management fee expenses related to its properties of $4,395,000 payable to Cabot Advisors.

Following the Merger Transactions, Cabot L.P. and RREEF entered into an investment advisory agreement that engaged RREEF as the investment adviser of Cabot L.P. for the period beginning on December 7, 2001 and ending on December 31, 2002. Cabot L.P. may extend the term of the agreement for additional one-year periods. Under the agreement, RREEF is to provide asset and property management, development, acquisition and disposition services to Cabot L.P. and Cabot L.P. is to pay RREEF the following fees:

 (i) an annual asset management fee equal to (A) the fair market value of the properties in the Cabot L.P. portfolio during the measurement period, divided by (B) the sum of the fair market values of the properties in the Calwest portfolio and the Cabot L.P. portfolio during the same measurement period (the Total Portfolio Value), multiplied by (C) the dollar amount determined using the following fee schedule:

          (a) 50 basis points to the extent the Total Portfolio Value is less than $1 billion, plus

          (b) 35 basis points to the extent the Total Portfolio Value is more than $1 billion and less than $2 billion, plus

          (c) 30 basis points to the extent the Total Portfolio Value is more than $2 billion and less than $3 billion, plus

          (d) 25 basis points to the extent the Total Portfolio Value exceeds $3 billion;

 (ii) an acquisition fee of .50% of the purchase price (including any debt incurred or assumed) of property acquired;

 (iii) a monthly property management fee for all the properties managed by RREEF equal to 2.52% of total monthly collections;

 (iv) a construction supervision fee for each capital expenditure greater than $100,000 equal to 3% of such capital expenditures up to a maximum fee of $150,000 per capital expenditure;

 (v) a development fee equal to 2% of property development costs excluding land costs, acquisition and development fees and actual or imputed interest costs;

 (vi)  a disposition fee of .25% of the sales price of a property and

 (vii) an incentive fee based on the cumulative performance of the portfolio of properties owned by Cabot L.P. and Calwest.

During the period from December 7, 2001 to December 31, 2001, Cabot L.P. incurred acquisition fees of $6.4 million, asset management fees of $517,000, property management fees of $309,000, development fees of $211,000 and disposition fees of $19,000 under this agreement.

On December 7, 2001, RREEF entered into an agreement with Cabot L.P. and Cabot Advisors under which (i) Cabot L.P. and Cabot Advisors agreed to permit RREEF to occupy certain premises that were leased by Cabot L.P. and Cabot Advisors, and RREEF agreed to reimburse Cabot L.P. and Cabot Advisors for rent payable under such leases, (ii) Cabot L.P. and Cabot Advisors transferred to RREEF all of its right, title and interest in all furniture, fixtures and equipment located in such premises, (iii) Cabot L.P. agreed to reimburse RREEF for any severance amounts paid by RREEF to the former employees of Cabot L.P. and Cabot Advisors who were hired by RREEF in connection with the Merger Transactions, (iv) Cabot
L. P. agreed to reimburse RREEF for payments made by RREEF for a Cabot L.P. property in connection with a development agreement and (v) Cabot L.P. agreed to pay RREEF the management and other fees otherwise payable to Cabot L.P. for performing the management services required to be performed by Cabot L.P. under the Joint Venture agreements.

The current trustees and executive officers of Cabot Trust are all employees of RREEF, are compensated by RREEF and receive no remuneration or other compensation from Cabot L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CABOT INDUSTRIAL PROPERTIES, L.P.

                                  By Cabot Industrial Trust, its general partner

                               By /s/ TIMOTHY B. KEITH
                                  ----------------------------------
                               Title:  Chief Executive Officer
                                       -----------------------------

                               Date:   March 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            Title                            Date
                                            -----                            ----
/s/ WARREN H. OTTO              Chairman, Vice President                March 26, 2002
-----------------------------   and Trustee
Warren H. Otto

/s/ TIMOTHY B. KEITH            Chief Executive Officer                 March 26, 2002
-----------------------------   (Principal Executive Officer)
Timothy B. Keith

/s/ CHARLES B. LEITNER, III     President and Trustee                   March 26, 2002
-----------------------------
Charles B. Leitner, III

/s/ CHRISTOPHER L. HUGHES       Chief Financial Officer                 March 26, 2002
-----------------------------   (Principal Accounting and
Christopher L. Hughes           Financial Officer)

/s/ ROBERT J. COOK              Vice President and Trustee              March 26, 2002
-----------------------------
Robert J. Cook

/s/ TIMOTHY K. GONZALEZ         Trustee                                 March 26, 2002
-----------------------------
Timothy K. Gonzalez

/s/ GARY T. KACHADURIAN         Trustee                                 March 26, 2002
-----------------------------
Gary T. Kachadurian

/s/ DONALD A. KING, JR.         Trustee                                 March 26, 2002
-----------------------------
Donald A. King, Jr.

/s/ STEPHEN M. STEPPE           Trustee                                 March 26, 2002
-----------------------------
Stephen M. Steppe

                                     PART IV

Item 14.                Exhibits and Reports on Form 8-K
                        --------------------------------

(a)   The following documents are filed as part of this report:

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                           Included in Item 8 hereof.

                                INDEX TO EXHIBITS

Exhibit
Number            Document Description
------            --------------------


2.1 Agreement and Plan of Merger, dated as of October 28, 2001, by and among Calwest Industrial Properties, LLC, Rooster Acquisition Corp., Cabot Trust and Cabot L.P. Incorporated by reference to
              Exhibit 99 (D)(3) to Calwest's Schedule TO filed on November 5, 2001. Cabot L.P. agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

3.1 Second Amended and Restated Agreement of Limited Partnership of Cabot L.P., dated February 4, 1998, as amended by (i) the First thereto dated April 29, 1999, (ii) the Second Amendment thereto dated September 3, 1999, (iii) the Third Amendment thereto dated September 27, 1999, (iv) the Fourth Amendment thereto dated December 9, 1999, (v) the Fifth Amendment thereto dated December 22, 1999, (vi) the Sixth Amendment thereto dated March 23, 2000,
              (vii) the Seventh Amendment thereto dated May 25, 2000 and (viii) the Eighth Amendment thereto dated February 26, 2002.

4.1 Amended and Restated Cabot Trust Declaration of Trust, dated January 26, 1998. Incorporated by reference to Exhibit 3.1 to Cabot Trust's Form S-11 Registration Statement (File No. 333-38383; the "Form S-11").

4.2 Articles of Amendment to Amended and Restated Cabot Declaration of Trust, dated February 1, 2002.

4.3           Second Amended and Restated Bylaws of Cabot Trust, dated March 22,
              2002.

4.4 Form of Indenture by and among Cabot L.P., Cabot Trust and Bank of New York as trustee. Incorporated by reference to Exhibit 4.11 to Cabot Trust's and Cabot L.P.'s Form S-3 Registration Statement (File No. 333-71585).

4.5 Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing Statement of Cabot L.P., as borrower, for the benefit of Teachers Insurance and Annuity Association of America, as lender, used in connection with mortgage loans. Incorporated by reference to Exhibit 4.3 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

4.6 Form of Promissory Note of Cabot L.P., as borrower, in favor of Teachers Insurance and Annuity Association of America, as lender, used in connection with mortgage loans. Incorporated by reference to Exhibit 4.4 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

4.7 Articles Supplementary, 1,300,000 Shares of 8.625% Series B Cumulative Redeemable Preferred Shares, dated April 29, 1999. Incorporated by reference to Exhibit 4.6 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

4.8 Articles Supplementary, 2,600,000 Shares of 8.625% Series C Cumulative Redeemable Preferred Shares, dated September 3, 1999. Incorporated by reference to Exhibit 4.8 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

4.9 Articles Supplementary, 200,000 Shares of 8.375% Series D Cumulative Redeemable Preferred Shares, dated September 27, 1999. Incorporated by reference to Exhibit 4.10 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1999.


4.10 Articles Supplementary, 200,000 Shares of 8.375% Series E Cumulative Redeemable Preferred Shares, dated December 9, 1999. Incorporated by reference to Exhibit 4.12 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

4.11 Articles Supplementary, 1,800,000 Shares of 8.5% Series F Cumulative Redeemable Preferred Shares, dated December 22, 1999. Incorporated by reference to Exhibit 4.14 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

4.12 Articles Supplementary, 600,000 Shares of 8.875% Series G Cumulative Redeemable Preferred Shares, dated March 23, 2000. Incorporated by reference to Exhibit 4.16 to Cabot Trust's S-3 Registration Statement (File No. 333-51298) filed on December 5, 2000.

4.13 Articles Supplementary, 1,400,000 Shares of 8.95% Series H Cumulative Redeemable Preferred Shares, dated May 25, 2000. Incorporated by reference to Exhibit 4.18 to Cabot Trust's S-3 Registration Statement (File No. 333-51298) filed on December 5, 2000.

4.14 Supplemental Indenture No. 1 dated as May 4, 1999 by and among Cabot L.P. and The Bank of New York. Incorporated by reference to
              Exhibit 4.19 to Cabot L.P.'s Annual Report on Form 10-K for the year ended December 31, 2000.

4.15 Supplemental Indenture No. 2 dated as September 7, 2000 by and among Cabot L.P. and The Bank of New York. Incorporated by reference to Exhibit 99.2 to the Form 8-K dated September 7, 2000 filed by Cabot L.P.

10.1 Cabot Trust Long-Term Incentive Plan (as Amended and Restated Effective as of January 26, 1998). Incorporated by reference to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

10.2 Amended Employment Agreement between Cabot L.P. and Ferdinand Colloredo-Mansfeld. Incorporated by reference to Exhibit 10.6 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

10.3          Amended Employment Agreement between Cabot L.P. and Robert E.
              Patterson. Incorporated by reference to Exhibit 10.7 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

10.4 Amended Employment Agreement between Cabot L.P. and Franz Colloredo-Mansfeld. Incorporated by reference to Exhibit 10.8 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1998.


10.5          Amended Employment Agreement between Cabot L.P. and Andrew D.
              Ebbott. Incorporated by reference to Exhibit 10.9 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

10.6          Amended Employment Agreement between Cabot L.P. and Howard B.
              Hodgson, Jr. Incorporated by reference to Exhibit 10.10 to Cabot Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

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

10.9 Amendment to Letter of Employment between Cabot L.P. and Ferdinand Colloredo-Mansfeld dated October 28, 2001.

10.10         Amendment to Letter of Employment between Cabot L.P. and Robert E.
              Patterson dated October 28, 2001.

10.11 Amendment to Letter of Employment between Cabot L.P. and Franz Colloredo-Mansfeld dated October 28, 2001.

10.12         Amendment to Letter of Employment between Cabot L.P. and Andrew
              D. Ebbott dated October 28, 2001.

10.13         Amendment to Letter of Employment between Cabot L.P. and Howard
              B. Hodgson, Jr. dated October 28, 2001.

10.14         Amendment to Letter of Employment between Cabot L.P. and Neil E.
              Waisnor dated October 28, 2001.

10.15         Amendment to Letter of Employment between Cabot L.P. and Eugene
              F. Reilly dated October 28, 2001.

10.16 Amendment to Letter of Employment between Cabot L.P. and Ferdinand Colloredo-Mansfeld dated December 5, 2001.

10.17         Amendment to Letter of Employment between Cabot L.P. and Robert E.
              Patterson dated December 5, 2001.

10.18 Amendment to Letter of Employment between Cabot L.P. and Franz Colloredo-Mansfeld dated December 5, 2001.

10.19         Amendment to Letter of Employment between Cabot L.P. and Andrew
              D. Ebbott dated December 5, 2001.

10.20         Amendment to Letter of Employment between Cabot L.P. and Howard
              B. Hodgson, Jr. dated December 5, 2001.

10.21         Amendment to Letter of Employment between Cabot L.P. and Neil E.
              Waisnor dated December 5, 2001.

10.22         Amendment to Letter of Employment between Cabot L.P. and Eugene F.
              Reilly dated December 5, 2001.

10.23 Cabot Trust 1999 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.15 to Cabot Trust's Annual Report on 10-K for the year ended December 31, 1999.

10.24         Cabot Trust Severance Pay Plan. Incorporated by reference to
              Exhibit 10.17 to Cabot L.P.'s Annual Report on Form 10-K for the year ended December 31, 2000.

10.25 Loan Agreement dated as of December 5, 2001 by and among Calwest Industrial Properties LLC, Rooster Acquisition Corp., the lenders set forth therein, Goldman Sachs Mortgage Company, LaSalle Bank National Association, Deutsche Bank AG and Bank of America, N.A. Incorporated by reference to Exhibit 99 (b)(1) to Calwest's Schedule TO filed on November 5, 2001.

10.26 Revolving Credit Agreement dated as of February 5, 2002 among Cabot L.P., JPMorgan Chase Bank, Bank of America, N.A., Bank One, NA, Fleet National Bank, Commerzbank Aktiengesellschaft and the other parties listed therein.

10.27 Investment Advisory Agreement dated as of December 7, 2001 between Cabot L.P., Cabot Trust, RREEF and other parties listed therein.

10.28 Operations Agreement dated as of December 7, 2001 between Cabot L.P., Cabot Trust, RREEF and RREEF Management Company.

12.1          Ratio of Earnings to Fixed Charges

21.1          Subsidiaries of Cabot L.P.

23.1          Consent of Arthur Andersen LLP.

99.1          Letter to Commission Pursuant to Temporary Note 3 T.

                               REPORTS ON FORM 8-K


On November 13, 2001, Cabot L.P. filed a Form 8-K dated October 28, 2001, to report information under Item 5 of Form 8-K, including certain agreements and a press release related to Calwest's announcement of a definitive merger agreement with Calwest providing for the acquisition of all the outstanding common shares of Cabot Trust for $24 per share.

On December 6, 2001, Cabot L.P. filed a Form 8-K dated December 5, 2001, to report information under Item 1 of Form 8-K, including a press release related to Calwest's announcement of the completion of its tender offer for the outstanding shares of Cabot Trust.

On December 12, 2001, Cabot L.P. filed a Form 8-K dated December 7, 2001, to report information under Item 5 of Form 8-K, including a press release related to Calwest's announcement of the completion of its acquisition of all of the outstanding shares of Cabot Trust.