Form 10-Q
period 2002-03-31
CABOT INDUSTRIAL PROPERTIES LP
filed 2002-05-15
CIK 1078003

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended: March 31, 2002          Commission File Number:  1-14979
                       --------------                                   -------

                        CABOT INDUSTRIAL PROPERTIES, L.P.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                    04-3397874
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)



         875 North Michigan Avenue, 41st Floor, Chicago, Illinois 60611
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (312) 266-9300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days./1/

                                 YES        NO      X
                                      -----       ------

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: As of May 10, 2002, 52,979,886 Limited Partnership Units; 1,300,000 Series B Cumulative Redeemable Perpetual Preferred Units, $50 Liquidation value; 2,600,000 Series C Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation value; 200,000 Series D Cumulative Redeemable Perpetual Preferred Units, $50 Liquidation value; 200,000 Series E Cumulative Redeemable Perpetual Preferred Units, $50 Liquidation value; 1,800,000 Series F Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation value; 600,000 Series G Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation value; and 1,400,000 Series H Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation value.

/1/ The registrant files reports required to be filed by Section 13 and 15(d) of the Securities and Exchange Act of 1934 in compliance with a covenant in the Indenture dated as of April 30, 1999, as supplemented on May 4, 1999 and September 7, 2000, by and among the registrant, Cabot Industrial Trust and Bank of New York as trustee, requiring it to do so.

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the Form 10-K for the fiscal year ended December 31, 2001 of the registrant Cabot Industrial Properties, L.P. These consolidated condensed statements have been prepared in accordance with the instructions of the Securities and Exchange Commission for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of Cabot Industrial Properties, L.P.'s management, all material adjustments (consisting solely of items of a normal, recurring nature) considered necessary for a fair presentation of results of operations for the interim period have been included. The results of consolidated operations for the period from January 1, 2002 through March 31, 2002 are not necessarily indicative of the results that may be expected for the period from January 1, 2002 through December 31, 2002.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   As of March 31, 2002 and December 31, 2001
                                 (in thousands)

                                            March 31, 2002   December 31, 2001
                                           ----------------  -----------------
                                             (unaudited)
ASSETS:

INVESTMENT IN REAL ESTATE:
Land                                         $    421,895       $    405,645
Buildings                                       1,579,041          1,555,772
Less:  Accumulated Depreciation                   (12,469)            (2,570)
                                            --------------     --------------

     Net Rental Properties                      1,988,467          1,958,847
Properties under Development                       79,929            112,203
                                            --------------     --------------

                                             $  2,068,396       $  2,071,050
                                            --------------     --------------

OTHER ASSETS:
Cash and Cash Equivalents                    $     10,022       $    100,551
Rents and Other Receivables, net of
   allowance for uncollectible accounts
   of $2,714 and $1,727 at March 31,
   2002 and December 31, 2001,
   respectively                                     5,076              6,056
Deferred Rent Receivable                            2,420                572
Deferred Lease Acquisition Costs, net              19,460             18,996
Deferred Financing Costs, net                       2,093              2,363
Investment in and Notes Receivable
   from Joint Ventures                             18,025             16,907
Assets Held for Sale                               15,073             15,036
Other Assets                                        7,855              8,537
                                            --------------     --------------
TOTAL ASSETS                                 $  2,148,420       $  2,240,068
                                            ==============     ==============

LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES:
Mortgage Debt                                $    244,111       $    245,642
Unsecured Debt                                    263,784            264,568
Bridge Financing                                       --            500,000
Line of Credit Borrowings                         265,000                 --
Accounts Payable                                      860              1,448
Amounts Payable to Related Parties                  2,231              7,472
Accrued Real Estate Taxes                          10,937             13,179
Distributions Payable                              19,993             17,567
Tenant Security Deposits and Prepaid
   Rents                                           10,898             13,301
Accrued Severance Expense                             413             28,502
Other Liabilities                                  17,970             24,049
                                            --------------     --------------
                                             $    836,197       $  1,115,728
                                            --------------     --------------

PARTNERS' EQUITY:
General Partner's Equity                     $  1,073,223       $    885,340
Limited Partners' Equity                               --                 --
Preferred Unitholders' Equity                     239,000            239,000
                                            --------------     --------------

TOTAL PARTNERS' EQUITY                       $  1,312,223       $  1,124,340
                                            --------------     --------------

TOTAL LIABILITIES AND PARTNERS' EQUITY       $  2,148,420       $  2,240,068
                                            ==============     ==============

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 2002 and March 31, 2001
                            (unaudited, in thousands)

                                          Three Months Ended  Three Months Ended
                                            March 31, 2002      March 31, 2001
                                          ------------------  ------------------

   REVENUES:

   Rental Income                                 $ 47,392          $ 47,385
   Tenant Reimbursements                            9,035             8,565
                                                 ---------         ---------
        Total Revenues                           $ 56,427          $ 55,950
                                                 ---------         ---------

   EXPENSES:

   Property Operating                            $  6,129          $  5,297
   Property Taxes                                   7,436             6,463
   Depreciation and Amortization                   10,915            10,023
   Interest                                        13,554            11,708
   General and Administrative                       1,934             2,685
                                                 ---------         ---------
        Total Expenses                           $ 39,968          $ 36,176
                                                 ---------         ---------

   OTHER INCOME:
   Interest and Other Income                     $    278          $    341
   Earnings and Fees from Joint Ventures
      and Advisory Clients                            168               821
   Net Gain on Sale of Real Estate                     --               949
                                                 ---------         ---------
                                                 $    446          $  2,111
                                                 ---------         ---------

   Net Income from Continuing Operations         $ 16,905          $ 21,885

   DISCONTINUED OPERATIONS:
   Income from Discontinued Operations                231               343
                                                 ---------         ---------

   Net Income                                    $ 17,136          $ 22,228

   Net Income Allocable to Preferred
      Unitholders                                  (5,294)           (5,294)
                                                 ---------         ---------

   Net Income Allocable to Partnership
      Unitholders                                $ 11,842          $ 16,934
                                                 =========         =========


The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 2002 and March 31, 2001
                           (unaudited, in thousands)


                                                                                 Three Months Ended      Three Months Ended
                                                                                   March 31, 2002          March 31, 2001
                                                                                 ------------------      ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                         $ 17,136               $  22,228
   Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
      Depreciation and Amortization                                                     10,915                  10,023
      Net Gain on Sale of Real Estate                                                       --                    (949)
      Straight Line Rent                                                                (1,848)                 (1,120)
      Cabot L.P.'s Share of Net Income from Equity Investments                            (168)                   (122)
      Amortization of Deferred Financing Costs                                           2,562                     482
      Impact of Discontinued Operations                                                     30                      54
      Decrease (Increase) in Rents and Other Receivables                                   980                  (1,187)
      (Decrease) Increase in Accounts Payable                                             (588)                    398
      Decrease (Increase) in Other Assets                                                  574                    (538)
      (Decrease) Increase in Accrued Real Estate Taxes                                  (2,242)                    152
      Increase (Decrease) in Other Liabilities                                             504                    (472)
                                                                                      ---------              ----------

         Net Cash Provided by Operating Activities                                    $ 27,855               $  28,949
                                                                                      ---------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and Lease Acquisition Costs                                               $(17,347)              $ (17,932)
   Notes Receivable from Joint Ventures                                                     --                  (3,081)
   Investment in Joint Ventures                                                           (950)                 (2,262)
   (Increase) Decrease in Other Assets                                                    (115)                  5,662
   Advances to Cabot Advisors, net                                                          --                  (1,340)
                                                                                      ---------              ----------

         Net Cash Used in Investing Activities                                        $(18,412)              $ (18,953)
                                                                                      ---------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Line of Credit Borrowings, net                                                     $(35,000)              $  13,000
   Repayment of Bridge Financing                                                        (7,406)                     --
   Employee Stock Options/DEU and other Merger Transactions                            (34,493)                     --
   Issuance of Common Units                                                                149                      --
   Distributions Paid to Partnership Unitholders                                       (17,000)                (15,502)
   Distributions Paid to Preferred Unitholders                                          (2,868)                 (2,900)
   Debt Principal Repayments                                                            (1,145)                 (1,100)
   Increase in Deferred Financing Costs                                                 (2,209)                   (197)
   Other                                                                                    --                     (15)
                                                                                      ---------              ----------

         Net Cash Used in Financing Activities                                        $(99,972)              $  (6,714)
                                                                                      ---------              ----------

Net (Decrease) Increase in Cash and Cash Equivalents                                  $(90,529)              $   3,282
                                                                                      ---------              ----------

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                       $100,551               $   3,003
                                                                                      ---------              ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                             $ 10,022               $   6,285
                                                                                      =========              ==========

Cash paid for interest, net of amounts capitalized                                    $  9,047               $   8,908
                                                                                      =========              ==========

                       CABOT INDUSTRIAL PROPERTIES, L.P.

          For the Three Months Ended March 31, 2002 and March 31, 2001
                 (unaudited, in thousands, except unit amounts)

DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In January 2002, Cabot Trust contributed 62,156 Partnership Units to Cabot L.P.

In February 2002, Calwest repaid $192,892 of the Bridge Financing, including $298 of accrued interest, on behalf of Cabot L.P. in exchange for an additional 9,354,591 Partnership Units issued to Cabot Trust.

In February 2002, Cabot L.P. entered into and borrowed $300,000 under the Revolving Credit Facility. The proceeds were used to pay down a portion of the Bridge Financing.

At March 31, 2002, accrued capital expenditures totaled $5,647 and accrued deferred financing costs totaled $83.

At March 31, 2001, accrued capital expenditures (including amounts included in accounts payable) totaled $7,907 and accrued preferred equity offering costs totaled $799.

During the quarter ended March 31, 2001, Cabot L.P. sold three properties for $20,530. The proceeds received in 2001 were reinvested in real estate. There were no sales of property during the quarter ended March 31, 2002.



The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002



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

As of March 31, 2002, Cabot L.P. owned a geographically diversified portfolio of 381 industrial properties having an aggregate of approximately 42.6 million square feet, which was approximately 91.2% leased to 737 tenants.

The Merger Transactions

On December 7, 2001, pursuant to an Agreement and Plan of Merger, dated as of October 28, 2001, among Cabot Trust, Calwest Industrial Properties, LLC, a California limited liability company (Calwest) and Rooster Acquisition Corp., a Maryland corporation and wholly-owned subsidiary of Calwest (Rooster), Cabot Trust and Rooster effected a merger (the Merger Transactions) whereby Rooster merged with and into Cabot Trust, with Cabot Trust being the surviving entity. As part of the Merger Agreement, (i) the trustees and executive officers of Cabot Trust and their affiliates entered into shareholder agreements with Calwest, Rooster, Cabot Trust and Cabot L.P., under which they agreed to tender their shares, and in some instances, to sell their common units of limited partner interest in Cabot L.P. to Calwest; and (ii) certain holders of limited partnership units entered into unitholder agreements with Calwest, Rooster, Cabot Trust and Cabot L.P., under which they agreed to convert their common units of limited partner interest (Partnership Units) into Cabot Trust common shares of beneficial interest (Common Shares) and tender such Common Shares. Upon consummation of the Merger Transactions, (i) Cabot Trust became a wholly-owned subsidiary of Calwest and (ii) the then outstanding Common Shares were converted into the right to receive a cash payment of $24.00 per Common Share. As a result of the Merger and related transactions, all Partnership Units in Cabot L.P. are owned by Cabot Trust.

Immediately subsequent to the Merger Transactions, Calwest, Cabot Trust and Cabot L.P. (collectively, the Borrowers) entered into a bridge financing arrangement (the Bridge Financing) with several lenders. Under the terms of the Bridge Financing, Cabot L.P. borrowed $500 million in cash due on June 6, 2002, bearing interest at LIBOR plus 125 basis points. The obligations of the Bridge Financing were fully recoursed to the Borrowers and were secured by a perfected first priority security interest in the equity interests of Calwest, including Calwest's equity interest in Cabot Trust and Cabot L.P., and were guaranteed by Calwest. The proceeds from the Bridge Financing were used to repay the $260.6 million outstanding balance as of December 6, 2001 of Cabot L.P.'s LIBOR-based facility. The Bridge Financing was repaid in February 2002 (see Note 4).

In conjunction with the Merger Transactions, Cabot L.P. acquired all the outstanding common stock of Cabot Advisors, Inc. (Cabot Advisors) and as a result, Cabot L.P.'s financial statements include Cabot Advisors' financial position and results of operations on a consolidated basis beginning December 7, 2001. Prior to that date Cabot L.P. accounted for its investment in Cabot Advisors on the equity method.

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                                 March 31, 2002

Other Transactions

In January 2002, Cabot Trust contributed 62,156 Partnership Units to Cabot L.P., thereby decreasing Cabot L.P.'s outstanding Partnership Units to 43,617,995. Cabot Trust issued 7,300 Common Shares and in turn Cabot L.P. issued an additional 7,300 Partnership Units to Cabot Trust which resulted in proceeds of approximately $149,000. In February 2002, Calwest repaid $192.9 million, a portion of the Bridge Financing, including $298,000 of accrued interest, on behalf of Cabot L.P. In exchange for this contribution, Calwest received an additional 9,354,591 Common Shares and in turn Cabot L.P. issued an additional 9,354,591 Partnership Units to Cabot Trust. The proceeds from the Revolving Credit Facility (see Note 4) and proceeds from a sale of real estate in 2001 were also used to repay the outstanding balance on the Bridge Financing.

2. SIGNIFICANT ACCOUNTING POLICIES:

Effect of Merger Transactions on Presentation

The Merger Transactions have been accounted for under the purchase method of accounting. As allowed under SEC Staff Accounting Bulletin (SAB) No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, Cabot L.P. has elected to record the effect of the purchase accounting (push down accounting) in its financial position as of December 7, 2001. Push down accounting requires an entity to establish a new basis for its assets and liabilities based on the amount paid for its ownership. The acquiring entity's (Calwest's) basis is reflected in the acquired entities' (Cabot L.P.'s and Cabot Trust's) financial statements. In order to apply push down accounting, Calwest's purchase price of $2.1 billion was allocated to the assets and liabilities of Cabot L.P. based on their relative fair values. For Cabot L.P., the new basis primarily impacts investments in real estate and related depreciation, debt and associated deferred financing costs and interest expense, as well as recognition of rental revenue.

Prior to December 7, 2001, although Cabot L.P. owned 100% of the nonvoting preferred stock of Cabot Advisors, control did not rest with Cabot L.P. as 100% of the common stock was owned by an officer of Cabot Trust; therefore Cabot L.P.'s investment in Cabot Advisors had been accounted for under the equity method of accounting. In conjunction with the Merger Transactions, Cabot L.P. acquired such controlling interest and owns 100% of all capital stock of Cabot Advisors. As a result, the results of operations and the financial position of Cabot Advisors is reflected on a consolidated basis prospectively, beginning December 7, 2001.

Cabot L.P.'s consolidated results of operations for the three months ended March 31, 2001 reflect the historical operating results prior to the Merger Transactions. Cabot L.P.'s consolidated results of operations for the three months ended March 31, 2002 reflect the operations of Cabot L.P. subsequent to the Merger Transactions and the impact of the APB 16 purchase accounting adjustments.

Assets Held for Sale

As of March 31, 2002, Cabot L.P. entered into a contract to sell two industrial properties located in California containing approximately 207,000 square feet for a sales price of approximately $15.5 million. No gain or loss is expected to be realized on this sale. Because sales are subject to a number of conditions that must be met prior to closing, it is uncertain as to whether this sale will actually be consummated.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                                 March 31, 2002

Recent Accounting Pronouncements

On January 1, 2002, Cabot L.P. adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, but retains its fundamental provisions relating to the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale.

Adoption of this standard has resulted in Cabot L.P. reclassifying certain assets to Assets Held for Sale in the Consolidated Condensed Balance Sheets and reclassifying certain revenue and expense amounts related to the Assets Held for Sale from Net Income from Continuing Operations to Income from Discontinued Operations within the Consolidated Condensed Statements of Operations. All periods have been adjusted to reflect this classification.

Reclassifications

Certain amounts from prior years have been reclassified to conform to the 2002 financial statement presentation.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                                 March 31, 2002

3. ACQUISITIONS OF REAL ESTATE INVESTMENTS

In accordance with generally accepted accounting principles, Cabot L.P. accounted for the Merger Transactions using the purchase method of accounting. As such, the net assets acquired in connection with the Merger Transactions were recorded at the fair value of the consideration surrendered and liabilities assumed. The purchase price was then allocated to all identifiable assets and assumed liabilities based upon their individual preliminary estimated fair market values.

4. DEBT ACTIVITY

Cabot L.P.'s debt balances were adjusted as of December 7, 2001, the date of the Merger Transactions, to fair value to reflect the present value of amounts to be paid using market interest rates for obligations with similar terms. These adjustments, resulting in an aggregate, net premium of $17.2 million, are amortized as a reduction of interest expense over the remaining term of the loans to reflect an estimated market interest rate as of the date of the Merger Transactions.

Mortgage Loans

Cabot L.P. entered into loan agreements during 2000 and 1999, assumed certain loans in conjunction with several real estate acquisitions, and assumed certain loans in connection with its formation, all secured by certain existing real estate assets (collectively, the Mortgage Loans). The Mortgage Loans, totaling $237.2 million and $238.4 million at March 31, 2002 and December 31, 2001 (excluding discounts and premiums), respectively, bear coupon interest rates ranging from 7.25% to 9.67% and are secured by properties with a net book value of $442.5 million and $444.9 million, respectively. Certain of the debt assumed in conjunction with the acquisition of properties bears a coupon interest rate that differed from the fair market value interest rate at the date of acquisition of the related property. In accordance with generally accepted accounting principles, such debt was recorded at fair market value and interest expense was adjusted based on the fair market interest rate at the date of acquisition for each of the periods through December 6, 2001. All Mortgage Loans outstanding at December 7, 2001 were revalued as a result of the Merger Transactions using market interest rates, determined by management, ranging from 4.13% to 8.35%. As such the debt was revalued to reflect a net premium of $7.4 million. A reduction of interest expense related to the amortization of this premium of $386,000 was recorded in the three month period ended March 31, 2002.

Unsecured Debt - Medium Term Notes

On September 7, 2000, Cabot L.P. established a Medium Term Note program eligible to issue up to $200 million of notes payable. On September 12, 2000, Cabot L.P. issued $40 million of notes payable, with a coupon interest rate of 8.5%, due September 15, 2010. On September 18, 2000, Cabot L.P. issued an additional $15 million of notes payable, with a coupon interest rate of 8.2%, due September 15, 2005. On December 7, 2001, the market interest rates for these notes were determined by management to be 7.44% and 6.41%, respectively. As such the debt was revalued to reflect a premium in the amount of $2.4 million and $852,000, respectively. A reduction of interest expense related to the amortization of this premium of $105,000 was recorded in the three month period ended March 31, 2002.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                                 March 31, 2002

Unsecured Debt - Senior Notes

On May 4, 1999, Cabot L.P. issued $200 million of senior unsecured redeemable notes, due May 1, 2004. The notes have a 7.125% coupon interest rate and, on December 7, 2001, the market interest rate for this debt was determined by management to be 5.61%. As such the debt was revalued to reflect a premium of $6.5 million. A reduction of interest expense related to the amortization of this premium of $679,000 was recorded in the three month period ended March 31, 2002.

The Bridge Financing

As described in Note 1, Cabot L.P. issued a note payable in the amount of $500 million. This financing (the Bridge Financing) bore an interest rate of LIBOR plus 125 basis points and was due June 6, 2002. The Bridge Financing was repaid in full in February 2002.

The Revolving Credit Facility

On February 5, 2002, Cabot L.P. entered into a Revolving Credit Facility (the Revolving Credit Facility) with JP Morgan Chase Bank as lead agent for a syndicate of banks. The $300 million proceeds of the Revolving Credit Facility were used to partially repay the Bridge Financing. The Revolving Credit Facility is guaranteed by Cabot Trust and Calwest and provides for a loan amount of $300 million or such lesser amount as will enable Cabot L.P. and Calwest to comply with all financial covenants. The loan is due in February 2005, and may be extended one year after payment of an extension fee of 20 basis points.

The Revolving Credit Facility bears interest at rates that are dependent on the type of borrowing and the credit rating of Calwest, as detailed below:

Borrowing type      Base rate                               Spread
--------------      ---------                               ------
Euro-Dollar         Applicable LIBOR                        0.65% - 1.40%
Base Rate           U.S. Prime or Fed Funds + 0.50%         0.0%  - 0.70%
Money Market        Auction based                           n/a

For Money Market loans, Cabot L.P. may request that the syndicate of banks bid on loan commitments, which may result in Cabot L.P. obtaining borrowings at interest rates lower than those available under either the Euro-Dollar or Base Rate borrowing types. As of March 31, 2002, the Revolving Credit Facility has $265 million outstanding, and bears interest at 2.68%.

Additionally, the Revolving Credit Facility has an expansion option which allows Cabot L.P. to expand the total commitment to $400 million. This option must be exercised in the first 24 months of the term. The Revolving Credit Facility is subject to various covenants which are customary in nature, including a limit on distributions to (i) 100% of cash flow, as defined, which excludes proceeds from sales or refinancings and (ii) an additional one-time distribution of up to $75 million.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                                 March 31, 2002

5. JOINT VENTURE ACTIVITY

During 2000, Cabot L.P. entered into separate joint venture arrangements with JP Morgan Partners (formerly Chase Capital Partners), GE Capital Real Estate and Teachers Insurance and Annuity Association - College Retirement Equity Fund (TIAA-CREF), (collectively, the Joint Ventures). Cabot L.P. (or one of its wholly-owned subsidiaries) is the managing member of the Joint Ventures. RREEF America L.L.C. and its affiliates (RREEF), as investment manager of Cabot L.P. has assumed the day to day responsibilities of managing the Joint Ventures since the Merger Transactions. As of March 31, 2002, the Joint Ventures owned $141.4 million of property consisting of 2.9 million square feet and Cabot L.P.'s (and Cabot Advisors', its wholly-owned subsidiary) cash investment in the Joint Ventures totaled $16.3 million.

Cabot L.P. is currently re-evaluating the merits of the Joint Ventures and their compatibility with its long term goals. Discussions are underway with each partner to determine if each venture will continue or be terminated. Cabot L.P. is not required to and will not make any further investments through the Joint Ventures until those decisions are made. If the decision to unwind the Joint Ventures is made, Cabot L.P. would expect to either buy the Joint Venture interests from its partners, sell its joint venture interests to its partners or market the assets of one or more of the Joint Ventures for sale to third parties.

As the managing member of each Joint Venture, Cabot L.P. (or one of its wholly-owned subsidiaries) is responsible for (i) handling the administration of the Joint Venture, (ii) managing the day-to-day operations of the property held by the Joint Venture, and (iii) overseeing construction and development in the case of a Joint Venture with a property under development. Since the closing of the Merger Transactions, these responsibilities have been performed by RREEF, who, as a result, is paid the fees for services due to Cabot L.P. under the Joint Venture Agreements. In addition, Cabot L.P. either has the power to recommend the sale or refinancing of the property or, in certain Joint Ventures in which such decisions are vested in the other partner, Cabot L.P. has the ability to cause the sale or marketing of the property in accordance with provisions of the Joint Venture operating agreement. Most major decisions, such as material financings, require the approval of both partners of the Joint Venture and any disputes over such major decisions would generally be resolved through the exercise of a buy-sell provision in the Joint Venture operating agreement.

Cabot L.P. earned income of approximately $168,000 and $85,000 from the Joint Ventures, which are accounted for under the equity method of accounting, for the three month periods ended March 31, 2002 and 2001, respectively. In addition, Cabot L.P. earned, in the aggregate, approximately $521,000 in acquisition, development and asset management fees from the Joint Ventures during the three months ended March 31, 2001. These amounts are included in Earnings and Fees from Joint Ventures and Advisory Clients in the accompanying consolidated condensed statements of operations.

During 2001, Cabot Trust and its affiliates provided financing to the Joint Ventures in the form of notes receivable. These notes were repaid from the proceeds of the Joint Ventures' third party financings. During the three months ended March 31, 2001, Cabot L.P. and its affiliates earned $129,000 of interest income, which is included in Interest and Other Income in the accompanying consolidated condensed statement of operations, from notes receivable provided to the Joint Ventures.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                                 March 31, 2002

6. RELATED PARTY TRANSACTIONS

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

During the quarter ended March 31, 2002, Cabot L.P. incurred asset management fees of $1,756,017, acquisition fees of $15,838, property management fees of $1,236,182 and development fees of $183,671 under this agreement.

                       CABOT INDUSTRIAL PROPERTIES, L.P.

                                 March 31, 2002

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

During the quarter ended March 31, 2002, RREEF earned $211,226 in management and other fees for services, required to be performed by Cabot L.P. under the Joint Venture agreements.

The current trustees and executive officers of Cabot Trust are all employees of RREEF, are compensated by RREEF and receive no remuneration or other compensation from Cabot L.P.

In conjunction with obtaining the Revolving Credit Facility, Cabot Trust and Calwest provided a guarantee of the debt. Calwest is also required to maintain certain financial ratios.

8. SUBSEQUENT EVENT

On May 13, 2002, Cabot L.P. changed its fiscal year end to June 30 from December 31 to conform with the fiscal year end of Calwest. As a result, Cabot L.P.'s current fiscal year will end on June 30, 2002.

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

The Merger Transactions were accounted for as a purchase of Cabot L.P. by Calwest and therefore the balance sheet of Cabot L.P. on December 7, 2001 was adjusted to reflect the purchase price and recorded at Cabot L.P. in accordance with the SEC's Staff Accounting Bulletin "Push Down Basis of Accounting in Certain Limited Circumstances." The purchase price was approximately $2.1 billion, which included the outstanding Preferred Units and the assumption of debt of Cabot L.P. This purchase price was allocated to the assets and liabilities of Cabot L.P. based on their relative fair values and resulted in no allocation to goodwill.

Results for the three months ended March 31, 2001 represent the historical basis of Cabot L.P.'s operations prior to the date of the Merger Transactions. Results for the three month period ended

March 31, 2002 reflect the operations of Cabot L.P. after the Merger Transactions and therefore reflect the operating impact of purchase accounting adjustments made to the assets and liabilities as previously described. In general, the recognition of straight-line rental revenue and depreciation, amortization and interest expense has been impacted by the new cost basis of the corresponding assets and liabilities on the balance sheet.

The following discussion of the results of operations of management's discussion and analysis compares pre- and post-merger periods. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

Results of Operations

Quarter Ended March 31, 2002 compared with Quarter Ended March 31, 2001

Net income allocable to partnership unitholders for the quarter ended March 31, 2002 totaled $11.8 million, compared with $16.9 million for the quarter ended March 31, 2001. The 2001 results include a gain on sale of real estate of $949,000. There were no sales of property during the quarter ended March 31, 2002. After consideration of the impact of the gain on sale of property in 2001, the decrease in net income in 2002 of approximately $4.1 million is primarily due to decreased operating margin and fees from the Joint Ventures and increased depreciation and amortization and interest expense, offset by decreased general and administrative expenses.

Rental revenues were $56.4 million, including tenant reimbursements of $9.0 million, for the quarter ended March 31, 2002, compared with $56.0 million, including tenant reimbursements of $8.6 million, for the quarter ended March 31, 2001. Total rental revenue of $53.0 million and $54.3 million was generated in 2002 and 2001, respectively, by the properties owned as of January 1, 2001, and still owned as of March 31, 2002, excluding properties held for sale, (the Baseline Properties) and total rental revenue of $3.4 million and $789,000 in 2002 and 2001, respectively, was generated by the properties acquired or developed subsequent to January 1, 2001. The remainder of total rental revenue relates to properties under development and properties sold in 2001 and 2002. The decrease in rental revenue for Baseline Properties is primarily attributable to rental increases for new leases, extensions and renewals offset by a decrease of approximately $1.5 million in termination payments, due primarily to a significant termination payment earned in the quarter ended March 31, 2001.

The operating margin (the ratio of total revenues minus property operating and property tax expenses to total revenues) was 76% for the quarter ended March 31, 2002 compared to 79% for the quarter ended 2001. The decrease is primarily due to a decrease in average occupancy to 91.4% for the quarter ended March 31, 2002 compared to 96.2% for the quarter ended March 31, 2001, as well as a decrease in termination payments of approximately $1.5 million.

Depreciation and amortization related to real estate assets totaled $10.9 million and $10.0 million for the quarters ended March 31, 2002 and 2001, respectively. The increase is primarily due to the increased depreciation as a result of the increased basis recorded in connection with the Merger Transactions, offset by decreased amortization related to leasing costs, primarily as a result of the reduced basis recorded in connection with the Merger Transactions.

Interest expense increased by approximately $1.8 million to $13.6 million for the quarter ended March 31, 2002 compared to $11.7 million for the quarter ended March 31, 2001. The increase is primarily due to approximately $2.5 million of interest expense related to deferred financing costs for the Bridge Financing and a decrease in interest expense capitalized to development projects of approximately $600,000 due to decreased investment in development or transfer to operations, offset by a reduction of interest expense of approximately $1.2 million related to the amortization of the premium resulting from the debt revaluation made in conjunction with the Merger Transactions.

General and administrative expense decreased by $751,000 to $1.9 million for the quarter ended March 31, 2002. In conjunction with the Merger Transactions, all employees were terminated and all general and administrative duties subsequent to December 7, 2001 are performed by RREEF, Cabot L.P.'s investment advisor, based on a fee schedule. The decrease in general and administrative expenses is a result of this change in the cost structure.

Interest and other income, which consists primarily of interest earned on Cabot L.P.'s invested cash balances and advances to the Joint Ventures, remained relatively unchanged at $278,000 for the quarter ended March 31, 2002, compared to $341,000 from the quarter ended March 31, 2001.

Earnings from Joint Ventures accounted for under the equity method were $168,000 and $85,000 for the quarters ended March 31, 2002 and 2001, respectively. In addition, for the quarter ended March 31, 2001, Earnings and Fees from Joint Ventures and Advisory Clients also included acquisition, development and asset management fees of $736,000 earned from Joint Venture arrangements and third party clients for which Cabot L.P. performed services. In conjunction with the Merger Transactions, RREEF was engaged to provide these services and therefore there are no fees earned by Cabot L.P. for the quarter ended March 31, 2002.

During the quarter ended March 31, 2001, Cabot L.P. sold three buildings for $20.5 million, which resulted in a Gain on Sale of Real Estate of $949,000. There were no sales of property during the quarter ended March 31, 2002.

Dividends accruable to Preferred Unitholders totaled $5.3 million for the quarters ended March 31, 2002 and March 31, 2001. There was no change in Net Income Allocable to Preferred Units because there were no additional issuances of Cumulative Redeemable Perpetual Preferred Equity.

Capital Resources and Liquidity

Cabot L.P. intends to rely on cash provided by operations, unsecured and secured borrowings from institutional sources, and public debt as its primary sources of funding for acquisition, development, expansion and renovation of properties. Cabot L.P. may also consider preferred and common equity financing when such financing is available on attractive terms.

In December 2001, Cabot L.P. borrowed under the Bridge Financing in the amount of $500 million. The Bridge Financing bore an interest rate of LIBOR plus 125 basis points, was due June 6, 2002 and was repaid in full and terminated in February 2002.

On February 5, 2002, Cabot L.P. entered into a Revolving Credit Facility (the Revolving Credit Facility) with JP Morgan Chase Bank as lead agent for a syndicate of banks. The Revolving Credit Facility is guaranteed by Cabot Trust and Calwest and provides for a loan amount of $300 million or such lesser amount as will enable Cabot L.P. and Calwest to comply with all financial covenants. The loan is due in February 2005, and may be extended one year after payment of an extension fee of 20 basis points. Cabot L.P. borrowed $300 million and the proceeds of the Revolving Credit Facility were used to partially repay the Bridge Financing.

The Revolving Credit Facility bears interest at rates that are dependent on the type of borrowing and the credit rating of Calwest, as detailed below:

Borrowing type          Base rate                                Spread
--------------          ---------                                ------
Euro-Dollar             Applicable LIBOR                         0.65% - 1.40%
Base Rate               U.S. Prime or Fed Funds + 0.50%          0.0% - 0.70%
Money Market            Auction based                            n/a

For Money Market loans, Cabot L.P. is able to request that the syndicate of banks bid on loan commitments, which may result in Cabot L.P. obtaining borrowings at interest rates lower than those available under either the Euro-Dollar or Base Rate borrowing types. As of March 31, 2002, the Revolving Credit Facility has $265 million outstanding, and bears interest at 2.68%.

Additionally, the Revolving Credit Facility has an expansion option which allows Cabot L.P. to increase the total commitment to $400 million. This option must be exercised in the first 24 months of the term. The Revolving Credit Facility is subject to various covenants, which are customary in nature, including a limit on distributions to 100% of cash flow as defined, which excludes proceeds from sales or refinancings. There is an additional, one-time right to distribute up to $75 million.

In January 2002, Cabot Trust contributed 62,156 Partnership Units to Cabot L.P., thereby decreasing Cabot L.P.'s outstanding Partnership Units to 43,617,995. Cabot Trust issued 7300 Common Shares and in turn Cabot L.P. issued an additional 7,300 Partnership Units to Cabot Trust which resulted in proceeds of approximately $149,000. In February 2002, Calwest repaid $192.9, a portion of the Bridge Financing, including $298,000 of accrued interest, on behalf of Cabot L.P. In exchange for this contribution, Calwest received an additional 9,354,591 Common Shares and in turn Cabot L.P. issued an additional 9,354,591 Partnership Units to Cabot Trust. The proceeds from the Revolving Credit Facility and proceeds from a sale of real estate in 2001 were also used to repay the outstanding balance on the Bridge Financing.

As of March 31, 2002, Cabot L.P. had $237.2 million of fixed rate debt secured by properties (excluding discounts and premiums), $265 million of unsecured borrowings under its Revolving Credit Facility, $255 million of unsecured debt (excluding premiums) and a 35% debt-to-total undepreciated assets ratio. In the future, Cabot L.P. expects to maintain this ratio at 40% or less, but is not required to do so.

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

Cash and cash equivalents totaled $10.0 million at March 31, 2002, representing a decrease of $90.5 million, compared to December 31, 2001. This was the result of $27.9 million of cash generated from operating activities, reduced by $18.4 million of cash used in investing activities and $100.0 million of cash used in financing activities.

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

The ratio of earnings to fixed charges was 1.60x for the three months ended March 31, 2002 compared to 1.89x for the three months ended March 31, 2001. The decrease is primarily due to decreased operating margin and fees from the Joint Ventures, increased depreciation and amortization and interest expense, offset by decreased general and administrative expenses, as discussed in the "Results of Operations" above.

ITEM 3.  QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Cabot L.P.'s exposure to market risk has not changed materially from its exposure at December 31, 2001 as set forth in Item 7A. in Cabot L.P.'s Form 10-K for the fiscal year ended December 31, 2001.

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities and Use of Proceeds

              Cabot L.P. issued Cabot Trust 7,300 Partnership Units on January 28, 2002 for an aggregate consideration of $148,920. The issuance was made to Cabot Trust, an "accredited investor" within the meaning of Rule 501 of Regulation D of the Securities Act of 1933, and the Partnership Units were issued in reliance upon the exemption from registration set forth in Regulation D.

              Cabot L.P. issued Cabot Trust 9,354,591 Partnership Units on February 26, 2002 for an aggregate consideration of $192,891,666.42. The issuance was made to Cabot Trust, an "accredited investor" within the meaning of Rule 501 of Regulation D of the Securities Act of 1933, and the Partnership Units were issued in reliance upon the exemption from registration set forth in Regulation D.

Item 3.  Defaults Upon Senior Securities
              None

Item 4.  Submission of Matters to a Vote of Security Holders.
              Not Applicable

Item 5. Other Information

              On May 13, 2002, Cabot L.P. changed its fiscal year end to June 30 from December 31 to conform with the fiscal year end of Calwest. As a result, Cabot L.P.'s current fiscal year will end on June 30, 2002.

Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibits

                    None

              (b) Reports on Form 8-K

                    Cabot L.P. filed a Current Report on Form 8-K on May 3, 2002 with the Securities and Exchange Commission to report that on April 29, 2002 Cabot L.P. had dismissed its independent public accountants, Arthur Andersen LLP and that, on April 29, 2002 Cabot L.P. had retained Deloitte & Touche LLP as its new independent accountants. No reports on Form 8-K were filed on Form 8-K during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of May 2002.

                                CABOT INDUSTRIAL PROPERTIES, L.P.
                                -------------------------------------
                                Registrant

                                By CABOT INDUSTRIAL TRUST
                                Its general partner

May 13, 2002             /s/ Timothy B. Keith
--------------           -------------------------------------------
     Date                       Timothy B. Keith
                                Chief Executive Officer

May 13, 2002             /s/ Christopher L. Hughes
--------------           -------------------------------------------
     Date                       Christopher L. Hughes
                                Chief Financial Officer
                                (Principal Accounting and Financial Officer)