Form 10-K
period 2002-06-30
CABOT INDUSTRIAL PROPERTIES LP
filed 2002-10-15
CIK 1078003

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

For Annual and Transition Reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934

     (Mark One)
         [_] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended ____________

                                       OR

         [X] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from January 1, 2002 to June 30, 2002

                         Commission File Number: 1-14979
                        ---------------------------------
                        CABOT INDUSTRIAL PROPERTIES, L.P.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

                  Delaware                             04-3397874
                  -----------------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days /1/. Yes__    No X
                                                   -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           -

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


                                TABLE OF CONTENTS

Description                                                                Page
PART I

Item 1.    Business                                                           1
Item 2.    Properties                                                        11
Item 3.    Legal Proceedings                                                 21
Item 4.    Submission of Matters to a Vote of Security Holders               21

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters                                                           22
Item 6.    Selected Financial Data                                           23
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         24
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk        37
Item 8.    Financial Statements and Supplementary Data                       38
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          78

PART III

Item 10.   Directors and Executive Officers of Registrant                    78
Item 11.   Executive Compensation                                            81
Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                   84
Item 13.   Certain Relationships and Related Transactions                    84

PART IV

Item 14.   Exhibits and Reports on Form 8-K                                  87

SIGNATURES                                                                   86

Certain statements regarding Cabot L.P. contained in this Transition Report on Form 10-K, including statements contained in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Cabot L.P. operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and are not guarantees of future performance and involve risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or suggested by such forward-looking statements and readers of this document should not rely on them. Cabot L.P.'s operating results depend primarily on income from industrial properties, which may be affected by various factors, including changes in national and local economic conditions, competitive market conditions, uncertainties and costs related to and the imposition of conditions on receipt of governmental approvals and costs of material and labor, all of which may cause actual results to differ materially from what is expressed herein. Capital and credit market conditions that affect Cabot L.P.'s cost of capital also influence operating results. All such forward-looking statements are current only as of the date on which such statements are made. Cabot L.P. does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

                                     PART I

Item 1.     Business

Cabot Industrial Properties, L.P.

Cabot Industrial Properties, L.P. ("Cabot L.P.") was organized on October 10, 1997 as a Delaware limited partnership to continue and expand the national industrial real estate business of Cabot Partners Limited Partnership ("Cabot Partners"). The sole general partner of Cabot L.P. is Cabot Industrial Trust ("Cabot Trust"), a Maryland real estate investment trust. Cabot L.P. and Cabot Trust are organized in what is commonly referred to as an umbrella partnership, or "UPREIT" structure, meaning that all of Cabot Trust's properties are held and its business is conducted primarily through Cabot L.P. At June 30, 2002, Cabot Trust held a 100% partnership interest in Cabot L.P. (exclusive of preferred units). Cabot L.P.'s outstanding equity consists of common units of limited partnership interests ("Common Units") and cumulative redeemable perpetual preferred units ("Preferred Units").

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

The UPREIT structure was unaffected by the merger transactions ("the Merger"). However, Cabot Trust became an externally-managed private REIT which, through Cabot L.P., leases, manages, holds for investment, acquires, or develops industrial real estate properties in principal markets throughout the United States. In conjunction with the Merger, Cabot L.P. engaged RREEF, an investment manager, and an affiliate of one of the members in Calwest, to provide asset and property management, acquisition, disposition and development services. RREEF manages over $18 billion in pension fund real estate investments for over 225 corporate, public and international clients. Its activities include private and public market equity investments ranging from core investments to higher return/higher risk holdings, including development. RREEF also provides investment services to Calwest.

On August 1, 2002, Cabot L.P., pursuant to an Agreement of Sale dated June 28, 2002, sold to CalEast Industrial Investors, LLC ("CalEast") all of its interest in Cabot Acquisition, LLC, a wholly-owned subsidiary of Cabot L.P. ("Cabot Acquisition") for $375,450,000, of which amount $300,450,000 was paid in cash and $75,000,000 was paid by the assumption of mortgage loans issued by Teachers Insurance and Annuity Association of America ("TIAA") to Cabot L.P. The assets sold included 46 buildings (the "Property", which is included within Assets Held for Sale),constituting approximately 16% of the assets of Cabot L.P., all of the improvements, leases, license and permits, and personal property which affects the Property, and all of Cabot Acquisition's service contracts and agreements (collectively, the "Assets"). The purchase price represented the fair market value of the Assets as of June 30, 2002, as determined by appraisers appointed by Calwest, less $75 million, constituting the outstanding principal balance of the assumed mortgage loans issued by TIAA to Cabot L.P., which mortgage loans were assumed by CalEast at the closing.

Ninety-eight percent (98%) of the membership interest in Calwest is owned by CalPERS. Further, ninety-eight percent (98%) of the membership interest of CalEast is owned by CalPERS.

At June 30, 2002, Cabot L.P. owned a geographically diversified portfolio of 382 industrial properties having an aggregate of approximately 43.5 million rentable square feet, approximately 91% of which space was leased to 774 tenants (excluding Assets Held for Sale, 332 industrial properties having an aggregate of approximately 34.6 million rentable square feet, approximately 93% of which space was leased to 690 tenants). The properties are located in 20 (17 excluding Assets Held for Sale) states in each of the five principal regions (West, Midwest, Northeast, Southeast and Southwest) of the United States. As of June 30, 2002, no single tenant accounted for more than 2.0% of Cabot L.P.'s total annualized net rent (0.9% excluding Assets Held for Sale).

Cabot L.P. offers a broad spectrum of industrial property types to meet the diverse needs of its tenants. Its properties have historically been grouped into three general types: bulk distribution properties, multitenant distribution properties and workspace properties (light industrial, research and development (R&D) and similar facilities).

Cabot L.P.'s goal is to provide increasing levels of cash flows to its common limited partnership unitholder through its diversified investments in industrial real estate by serving a variety of industrial space users. As of June 30, 2002, Cabot L.P. has a significant market presence across the United States, with properties in a total of 20 markets, including 13 markets in which Cabot L.P. owns properties with more than one million rentable square feet (excluding Assets Held for Sale, 18 markets, including 11 markets in which Cabot L.P. owns properties with more than one million rentable square feet). Its tenant base ranges from large national distributors using industrial space in multiple locations, to smaller companies using single workspace properties. Cabot L.P. believes that its geographic diversification and substantial presence in multiple markets is a strategic advantage that allows it to serve industrial space users with multiple site and industrial property type requirements, to compete more effectively in its individual markets and to respond quickly to acquisition opportunities as they arise.

In addition to acquiring existing industrial properties on a selective basis, Cabot L.P. is engaged in the development and construction of new properties. The construction and leasing functions of its development activities are conducted through relationships with local builders selected by Cabot L.P. As of June 30, 2002, in addition to 10 properties that became fully leased in 2002, Cabot L.P. had 3 development projects that have reached shell completion or are under construction with total projected development costs of approximately $18.6 million. The 3 projects are located in 3 of Cabot L.P.'s existing submarkets and involve construction of two of Cabot L.P.'s principal property types. Six percent of the square footage of these development projects has been leased as of June 30, 2002.

In April 2002, Cabot L.P. changed its fiscal year end from December 31 to June 30 in order to conform to Calwest's fiscal year end. References to "fiscal year 2002", "fiscal year 2001" and "fiscal year 2000" herein are for the six months ended June 30, 2002 and years ended December 31, 2001 and 2000, respectively.

Cabot L.P. is treated as a partnership under the Internal Revenue Code of 1986 (the "Code"), as amended. As a partnership, Cabot L.P. is not generally subject to federal or state income taxes as the partners report their respective shares of net taxable income on their individual returns.

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

Cabot Trust's interest in Cabot L.P. entitles it to share in cash distributions from, and in the profits and losses of, Cabot L.P. in proportion to Cabot Trust's percentage ownership (apart from tax allocations of profits and losses to take into account pre-contribution property appreciation). At June 30, 2002, Cabot Trust owned 100% of the common equity of Cabot L.P.

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

On August 1, 2002, Cabot L.P., pursuant to an Agreement of Sale dated June 28, 2002, sold to CalEast all of its interest in Cabot Acquisition, a wholly-owned subsidiary of Cabot L.P. for $375,450,000, of which amount $300,450,000 was paid in cash and $75,000,000 was paid by the assumption of mortgage loans issued by TIAA to Cabot L.P. The assets sold included 46 buildings (the "Property", which is included within Assets Held for Sale), constituting approximately 16% of the assets of Cabot L.P., all of the improvements, leases, license and permits, and personal property which affects the Property, and all of Cabot Acquisition's service contracts and agreements (collectively, the "Assets"). The purchase price represented the fair market value of the Assets as of June 30, 2002, as determined by appraisers appointed by Calwest, less $75 million, constituting the outstanding principal balance of the assumed mortgage loans issued by TIAA to Cabot L.P., which mortgage loans were assumed by CalEast at the closing.

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

Leveraging Substantial National Market Presence - Cabot L.P. believes that controlling a significant market presence in its principal markets across the country is an important factor in achieving its targeted returns on investment. It will continue to concentrate its holdings in principal industrial markets across the country and respond to demand for space by national tenants. New acquisitions will be concentrated in such top-tier markets and existing holdings in secondary markets will be evaluated for disposition.

Cabot L.P. believes that its substantial presence in its principal markets provides significant strategic advantages. Among these advantages is that, through RREEF's national tenant marketing program, Cabot L.P. is well positioned to market its industrial space to national companies and third-party logistics companies who have space requirements in multiple markets. The national tenant marketing program emphasizes the advantages of dealing with a single source for a company's industrial space needs and complements the quality and attractive locations of Cabot L.P.'s properties. Further advantages of the national tenant marketing program include greater efficiency of lease negotiations and day-to-day property management, as well as better understanding of the tenants' current needs and prospective space requirements. Cabot L.P. serves 45 tenants in multiple properties (42 tenants excluding Assets Held for Sale). These tenants accounted for approximately 17% of Cabot L.P.'s annualized net rents as of June 30, 2002.

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

Internal Growth

Cabot L.P.'s primary internal growth strategy is to increase the cash flow generated by its properties by renewing or replacing expiring leases with new leases at higher rental rates and by incorporating periodic rent increases in its leases. In addition, Cabot L.P. works actively to (i) maintain its historically high occupancy levels by retaining existing tenants, thereby minimizing "down time" and re-leasing costs, (ii) improve the occupancy levels of its properties, (iii) capitalize on economies of scale arising from the size of its portfolio of properties and (iv) control costs. Cabot L.P. also seeks internal growth by converting its properties to more intensive, higher-margin uses, if and to the extent that suitable opportunities to do so arise. Leases covering approximately 18.8% and 18.6% of the total rentable space of Cabot L.P.'s properties will expire in fiscal year 2003 and 2004 (excluding Assets Held for Sale, 19.8% and 19.0%), respectively.

Development

Cabot L.P. believes there are attractive opportunities in select markets for new development with potentially greater returns than those available from the ownership or purchase of existing stabilized properties. Cabot L.P. pursues development opportunities on a very selective basis in those markets in which it owns land and believes that the supply and demand balance will provide targeted returns, and will purchase land to construct buildings for new or existing tenants on a build-to-suit basis. Cabot L.P. also regularly engages its existing tenants in discussions about future space needs and, based on such discussions, believes that financially attractive build-to-suit opportunities from its tenant base may be available from time to time. Cabot L.P. executes its development activities by engaging local or regional builders to perform construction and leasing functions.

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

As a result of this re-evaluation process, on August 1, 2002, Cabot L.P., pursuant to an Agreement of Sale dated June 28, 2002, sold to CalEast all of its interest in Cabot Acquisition, a wholly-owned subsidiary of Cabot L.P. for $375,450,000, of which amount $300,450,000 was paid in cash and $75,000,000 was paid by the assumption of mortgage loans issued by TIAA to Cabot L.P. The assets sold included 46 buildings (the "Property" which is included within Assets Held for Sale),constituting approximately 16% of the assets of Cabot L.P., all of the improvements, leases, license and permits, and personal property which affects the Property, and all of Cabot Acquisition's service contracts and agreements (collectively, the "Assets"). The purchase price represented the fair market value of the Assets as of June 30, 2002, as determined by appraisers appointed by Calwest, less $75 million, constituting the outstanding principal balance of the assumed mortgage loans issued by TIAA to Cabot L.P., which mortgage loans were assumed by CalEast at the closing.

Joint Venture Programs

During 2000, Cabot L.P. entered into separate joint venture arrangements with JP Morgan Partners (formerly Chase Capital Partners), GE Capital Real Estate and Teachers Insurance and Annuity Association - College Retirement Fund (TIAA-CREF), (collectively, "the Joint Ventures"). Cabot L.P. (or one of its wholly owned subsidiaries) is the managing member of the Joint Ventures. RREEF, as investment manager of Cabot L.P. has assumed the day to day responsibilities of managing the Joint Ventures. As of June 30, 2002, the Joint Ventures owned $144.7 million of property consisting of 2.9 million square feet and Cabot L.P.'s (including one of its wholly owned subsidiaries) investment in the Joint Ventures totaled $18.0 million.

Subsequent to the Merger, Cabot L.P. is re-evaluating the merits of the Joint Ventures and their compatibility with its long-term goals. Discussions are underway with each partner to decide if each venture will continue or be terminated. Cabot L.P. is not required to and will not make any further investments through the Joint Ventures until those decisions are made. If the decision to unwind the Joint Ventures is made, Cabot L.P. would expect to either buy the Joint Venture interests from its partners, sell its joint venture interests to its partners or market the assets of one or more of the Joint Ventures for sale to third parties.

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

Financing Policies

As a general policy, Cabot L.P. intends to limit its total consolidated indebtedness incurred so that at the time any debt is incurred, Cabot L.P.'s debt-to-total undepreciated assets ratio does not exceed 40%. Cabot Trust's Declaration of Trust and Bylaws and Cabot L.P.'s Partnership Agreement do not, however, limit the amount or percentage of indebtedness that they may incur. Moreover, due to changes in the value of Cabot L.P.'s portfolio of properties over time, and since any determination of its debt-to-total undepreciated assets ratio is made only at the time debt is incurred, the debt-to-total undepreciated assets ratio could exceed or be less than the 40% level. In addition, Cabot L.P. may modify its debt policy from time to time in light of changes in economic conditions, relative costs of debt and equity capital, the market values of its properties, general conditions in the market for debt and equity securities, disposition, growth and acquisition opportunities and other factors. If its debt policy were changed, Cabot L.P. could become more highly leveraged, resulting in an increased risk of default on its obligations and a related increase in debt service requirements that could adversely affect its financial condition and results of operations. Cabot L.P. has not established any limit on the number or amount of mortgages that it may place on any single property or on its portfolio as a whole.

To the extent that Cabot Trust's Board of Trustees decides to obtain additional capital, Cabot L.P. may raise such capital through offerings of Cabot Trust's Common or Preferred Shares, or of Cabot L.P.'s partnership Units, including Common and Preferred Units, debt financings or retention of cash available for distribution (subject to provisions in the Code concerning the taxability of undistributed REIT income), or a combination of these methods. As long as Cabot L.P. is in existence, the net proceeds of the sale of Common Shares or Preferred Shares by Cabot Trust will be transferred to Cabot L.P. in exchange for that number of Common Units or Preferred Units that equals the number of Common Shares or Preferred Shares sold by Cabot Trust.

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

Insurance

Cabot L.P. is a named insured on CalPERS' blanket insurance program. Accordingly, Cabot L.P. carries commercial general liability insurance, standard "all-risk" property insurance, terrorism, flood, earthquake and rental loss insurance with respect to its properties with policy terms and conditions customarily carried for similar properties. However, the insurance is subject to normal limitations on the amounts of coverage and certain types of losses (such as from wars, terrorism or from earthquakes for properties located in California) may be either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of the amount of the insurance coverage occur, Cabot L.P. could lose the capital invested in a property, as well as the anticipated future revenue from that property, and Cabot L.P. would continue to be obligated on any mortgage indebtedness or other obligations related to the property.

In light of the California earthquake risk, California building codes have since the early 1970's established minimum construction standards for all new buildings and also contain guidelines for seismic upgrading of existing buildings that are intended to reduce the possibility and severity of loss from earthquakes. The construction standards and upgrading, however, do not eliminate the possibility of earthquake loss. Cabot L.P.'s current policy is to obtain earthquake insurance if available at acceptable cost. As of June 30, 2002, all of Cabot L.P.'s 85 properties located in California are covered by earthquake insurance in amounts believed by management to be reasonable. Cabot L.P. currently maintains blanket earthquake insurance coverage for all properties located outside California in amounts Cabot L.P. believes to be reasonable.

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

Phase I environmental site assessment reports ("Phase I ESAs") were obtained by the original Contributing Investors in connection with their initial acquisitions of the properties, or were obtained by Cabot Trust in connection with the transactions resulting in Cabot Trust's formation. In accordance with Cabot Trust's acquisition policies, Cabot Trust has also obtained Phase I ESAs for all of the properties acquired since the completion of the Formation Transactions. Furthermore, Cabot Trust also intends to complete Phase I ESAs or environmental audits for each property annually. The purpose of Phase I ESAs is to identify potential sources of contamination for which Cabot L.P. may be responsible and to assess the status of environmental regulatory compliance. The earliest of the Phase I ESAs for Cabot L.P.'s properties were obtained in 1988. Commonly accepted standards and practices for Phase I ESAs have evolved to encompass higher standards and more extensive procedures over the period from 1988 to the present. Cabot Trust expects that by December 31, 2002 the Phase I ESA for any property will be no greater than three years old.

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

Leases

Cabot L.P.'s properties typically are leased on a triple net basis, meaning that the tenants pay their proportionate share of real estate taxes and operating costs. However, some of the properties are leased at higher gross rents with Cabot L.P. being responsible for paying a stated amount of real estate taxes and operating costs and tenants being responsible for any and all increases in such taxes and costs above that stated amount. Excluding lease renewal options, lease terms typically range from three to five years or, for leases that are renewed, a shorter period of generally two to three years. Approximately 75% (based on annualized net rent) of Cabot L.P.'s leases contain provisions for automatic increases of a specified amount or percentage at a certain point or points during the term of the lease (78% excluding Assets Held for Sale).

Employees

At June 30, 2002, Cabot L.P. and Cabot Advisors had no employees.

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

The table set forth on the next page summarizes information regarding Cabot L.P.'s properties and markets as of June 30, 2002. All of the properties listed are owned, directly or through title holding entities, by Cabot L.P. As of June 30, 2002, certain of the properties detailed below, with a net book value of $441.5 million, were security for loans aggregating $236.1 million (excluding discounts and premiums) at June 30, 2002.

                         Properties by Region and Market
                               As of June 30, 2002

                                                                               Rentable Sq. Ft.     Annualized Net Rent(1)
                                                                               ----------------     ----------------------

                                                                   Year
                                                                 Built/      No. of        Percent               Percent  Per Leased
     Property Type and Location                               Renovated  Properties Number  Leased     Amount   of Total     Sq. Ft.
     --------------------------                               ---------  ---------- ------  ------     ------   --------     -------
     BULK DISTRIBUTION PROPERTIES

     WEST REGION

Los Angeles Market
     Vintage Avenue, Ontario, CA                                 1988          1    284,559   100% $   973,200       0.5%      $3.42
     Dahlia Street, Fontana, CA                                  1989          1    278,560    43%     421,800       0.2%       3.48
     Deforest Circle, Mira Loma, CA                              1992          1    250,584   100%     943,269       0.5%       3.76
     Santa Anita Avenue, Rancho Cucamonga, CA                    1988          1    212,300   100%     726,066       0.4%       3.42
     San Fernando Road, Sun Valley, CA                           1980          1    181,635   100%   1,079,599       0.6%       5.94
     Rowland Street, City of Industry, CA                        1998          1    181,635   100%     839,864       0.5%       4.62
     South Rockfeller Avenue, Ontario, CA                        1986          1    164,140   100%           0       0.0%       0.00
                                                                            ----   --------------    -------------------------------

                                     Market Subtotal                           7  1,553,413    90%   4,983,798       2.7%       3.57
Phoenix Market
     North 104th Avenue, Tolleson, AZ                            1995          1    279,279   100%     852,601       0.5%       3.05
     North 103rd Street, Phoenix, AZ                             1999          1    279,186   100%     846,801       0.5%       3.03
     West Van Buren, Tolleson, AZ                                1997          1    278,142   100%     865,832       0.5%       3.11
     South 84th Avenue, Tolleson, AZ                             1989          1    236,007    51%     496,613       0.3%       4.10
     South 41st Avenue, Building 2, Phoenix, AZ                  1985          1    223,944   100%     710,162       0.4%       3.17
     South 63rd Avenue, Phoenix, AZ                              1990          1    168,165   100%     511,034       0.3%       3.04
     North 47th Avenue, Phoenix, AZ                              1985          1    163,200   100%     473,451       0.3%       2.90
     South 49th Avenue, Phoenix, AZ                              1989          1    114,871   100%     379,074       0.2%       3.30
     South 55th Avenue, Phoenix, AZ                              1986          1    100,000   100%     348,000       0.2%       3.48
                                                                            ----   --------------    -------------------------------

                                     Market Subtotal                           9  1,842,794    94%   5,483,568       3.0%       3.17
San Diego Market
     Dornoch Court, San Diego, CA                                1988          1    220,000   100%   1,165,200       0.6%       5.30
     Newton Drive, Carlsbad, CA                                  1999          1    179,721   100%   1,189,717       0.7%       6.62
                                                                            ----   --------------    -------------------------------

                                     Market Subtotal                           2    399,721   100%   2,354,917       1.3%       5.89

                                WEST REGION SUBTOTAL                          18  3,795,928    93%  12,822,283       7.0%       3.64

     SOUTHWEST REGION

Dallas Market
     DFW Trade Center, Building 1, Grapevine, TX                 1996          1    540,000   100%   1,872,520       1.0%       3.47
     Patriot Drive, Building 2, Grapevine, TX                    1997          1    503,074   100%   1,644,780       0.9%       3.27
     DFW Trade Center, Building 2, Grapevine, TX                 1997          1    440,000   100%   1,278,000       0.7%       2.90
     Luna Road, Carrollton, TX                                   1996          1    205,400   100%     761,592       0.4%       3.71
     Patriot Drive, Building 1, Grapevine, TX                    1997          1    142,748   100%     470,304       0.3%       3.29
     Airline Drive, Building 2, Coppell, TX                      1990          1    140,800   100%     528,000       0.3%       3.75
                                                                            ----   --------------    -------------------------------

                           SOUTHWEST REGION SUBTOTAL                           6  1,972,022   100%   6,555,196       3.6%       3.32

     MIDWEST REGION

Chicago Market
     West 73rd Street, Building 2, Bedford Park, IL(2),(3)       1986          1    380,269   100%   1,261,664       0.7%       3.32
     Crossroads Parkway, Bolingbrook, IL(2)(3)                   1995          1    299,250   100%   1,138,017       0.6%       3.80
     Mark Street, Wood Dale, IL(2),(3)                           1985          1    234,000     0%           0       0.0%       0.00
     West 73rd Street, Building 1, Bedford Park, IL(2),(3)       1982          1    233,282   100%     773,741       0.4%       3.32
     West 73rd Street, Building 3, Bedford Park, IL(2),(3)       1979          1    232,000    74%     556,011       0.3%       3.25
     Arthur Avenue, Elk Grove, IL(2),(3)                    1978/1995          1    230,768   100%     745,380       0.4%       3.23
     Harvester Drive, Chicago, IL(2),(3)                         1974          1    212,922   100%     750,984       0.4%       3.53
     Remington Street, Bolingbrook, IL(2),(3)                    1996          1    212,333    77%     623,563       0.3%       3.81
     Ambassador Road, Naperville, IL(2),(3)                      1996          1    203,500    79%     713,195       0.4%       4.46
     South Frontenac, Naperville, IL(2),(3)                      1975          1    200,117   100%     673,167       0.4%       3.36
     North Raddant Road, Batavia, IL(2),(3)                      1991          1    170,462   100%     711,954       0.4%       4.18
                                                                            ----   --------------    -------------------------------

                                     Market Subtotal                          11  2,608,903    85%   7,947,676       4.4%       3.58

Cincinnati/Northern Kentucky Market
     Holton Drive, Independence, KY                              1996          1    352,000   100%   1,146,490       0.6%       3.26
     Kingsley Drive, Building 2, Cincinnati, OH(2)               1981          1    249,402     0%           0       0.0%       0.00
     Kentucky Drive, Building 1, Florence, KY(2)                 1998          1    219,300   100%     690,128       0.4%       3.15
     International Road, Building 2, Cincinnati, OH              1990          1    204,800   100%     820,775       0.5%       4.01
     International Way, Hebron, KY                               1990          1    192,000   100%     585,256       0.3%       3.05
     International Road, Building 1, Cincinnati, OH              1990          1    192,000   100%     566,400       0.3%       2.95
     Kingsley Drive, Building 1, Cincinnati, OH                  1981          1    154,004   100%     534,242       0.3%       3.47
                                                                            ----   --------------    -------------------------------

                                     Market Subtotal                           7  1,563,506    84%   4,343,291       2.4%       3.31

                                                                                    Rentable Sq. Ft.  Annualized Net Rent(1)
                                                                                    ----------------  ----------------------

                                                             Year
                                                           Built/      No. of                Percent              Percent Per Leased
     Property Type and Location                         Renovated  Properties      Number     Leased    Amount   of Total    Sq. Ft.
     --------------------------                         ---------  ----------      ------    -------    ------   --------    -------
Columbus Market

     Westbelt Drive, Building 2, Columbus, OH                1980           1      229,200       100%     584,460     0.3%      2.55
     Equity Drive, Building 1, Columbus, OH                  1980           1      227,480        71%     448,846     0.2%      2.79
                                                                   ----------   --------------------    ----------------------------

                                     Market Subtotal                        2      456,680        85%   1,033,306     0.6%      2.65

Other Market
     North State Road #9, Howe, IN                           1988           1      346,515       100%     748,472     0.4%      2.16
                                                                   ----------   --------------------    ----------------------------

                             MIDWEST REGION SUBTOTAL                       21    4,975,604        86%  14,072,745     7.7%      3.29

     SOUTHEAST REGION

Atlanta Market
     Highway 316, Dacula, GA                                 1989           1      326,019       100%   1,125,551     0.6%      3.45
     Westgate Parkway, Atlanta, GA                           1988           1      231,835       100%     695,505     0.4%      3.00
     Evergreen Boulevard, Building 1, Duluth, GA             1999           1      180,000       100%     711,000     0.4%      3.95
                                                                   ----------   --------------------    ----------------------------

                                     Market Subtotal                        3      737,854       100%   2,532,056     1.4%      3.43

Charlotte Market
     Marine Drive, Rock Hill, SC                             1997           1      471,744       100%   1,369,237     0.8%      2.90
     Nations Ford Road, Charlotte, NC                        1999           1      259,200       100%     870,378     0.5%      3.36
     Westinghouse Blvd., Building 3, Charlotte, NC           1994           1      183,551       100%     630,095     0.3%      3.43
     Reames Road, Charlotte, NC                              1994           1      105,600       100%     331,694     0.2%      3.14
                                                                   ----------   --------------------    ----------------------------

                                     Market Subtotal                        4    1,020,095       100%   3,201,404     1.8%      3.14

Memphis Market
     Pilot Drive, Memphis, TN                                1987           1      336,080       100%     881,090     0.5%      2.62

Orlando Market
     Landstreet Road, Building 1, Orlando, FL                1997           1      355,732       100%   1,756,868     1.0%      4.94
                                                                   ----------   --------------------    ----------------------------

                           SOUTHEAST REGION SUBTOTAL                        9    2,449,761       100%   8,371,418     4.6%      3.42

     NORTHEAST REGION

Baltimore/Washington Market
     Oceano Avenue, Jessup, MD                               1987           1      243,895         0%           0     0.0%      0.00
     Tar Bay Drive, Jessup, MD                               1990           1      210,000       100%     791,630     0.4%      3.77
                                                                   ----------   --------------------    ----------------------------

                                     Market Subtotal                        2      453,895        46%     791,630     0.4%      3.77

Harrisburg Market
     Cumberland Parkway, Harrisburg, PA                      1992           1      340,000       100%   1,210,400     0.7%      3.56
     Brackbill Boulevard, Building 1, Mechanicsburg,
       PA                                               1984/1988           1      259,200       100%     997,735     0.5%      3.85
     Brackbill Boulevard, Building 2, Mechanicsburg,
       PA                                               1986/1988           1      235,200       100%     905,250     0.5%      3.85
     Fulling Mill Road, Harrisburg, PA                       1999           1      186,000       100%     716,476     0.4%      3.85
                                                                   ----------   --------------------    ----------------------------

                                     Market Subtotal                        4    1,020,400       100%   3,829,861     2.1%      3.75

New York/New Jersey Market
     Herrod Boulevard, South Brunswick, NJ (2),(3)      1989/1998           1      400,000       100%   1,658,450     0.9%      4.15
     South Middlesex Avenue, Building 1, Cranbury,
       NJ (2),(3)                                            1989           1      204,369       100%     735,728     0.4%      3.60
     Birch Creek Road, Bridgeport, NJ (2),(3)           1991/1997           1      203,229       100%     835,142     0.5%      4.11
     Pepes Farm Road, Milford, CT (2),(3)                    1980           1      200,000       100%     965,000     0.5%      4.83
     Pierce Street, Franklin Township, NJ (2),(3)            1984           1      182,764       100%     913,824     0.5%      5.00
     Volkswagon BTS-47 Station Road (2),(3)                  2002           1      928,000       100%   3,554,880     2.0%      3.83
                                                                   ----------   --------------------    ----------------------------

                                     Market Subtotal                        6    2,118,362       100%   8,663,024     2.9%      4.09

                           NORTHEAST REGION SUBTOTAL                       12    3,592,657        93%  13,284,515     7.3%      3.97

     BULK DISTRIBUTION PROPERTIES TOTAL                                    66   16,785,972        93%  55,106,157    30.3%      3.54


     MULTITENANT DISTRIBUTION PROPERTIES

     WEST REGION

Los Angeles Market
     East Dyer Road, Santa Ana, CA                      1954/1965           1      372,096       100%   1,951,148     1.1%      5.24
     Alondra Boulevard, La Mirada, CA                   1969/1975           1      237,089       100%     982,072     0.5%      4.14
     West Rincon Street, Corona, CA                          1986           1      162,900       100%     807,600     0.4%      4.96
     Industry Circle, La Mirada, CA                     1966/1973           1      112,946       100%     555,696     0.3%      4.92
     12th Street, Chino, CA                                  1990           1      104,600        56%     245,631     0.1%      4.17
     North San Fernando Road, Building 1, Los
       Angeles, CA                                           1965           1      102,800       100%     690,935     0.4%      6.72
     East Vista Bella Way, Rancho Dominguez, CA              1973           1      100,000       100%     478,943     0.3%      4.79
     West Manville Street, Rancho Dominguez, CA              1980           1      100,000       100%     472,086     0.3%      4.72

                                                                                    Rentable Sq. Ft.    Annualized Net Rent(1)
                                                                                    ----------------    ----------------------

                                                             Year
                                                           Built/      No. of                Percent             Percent  Per Leased
     Property Type and Location                         Renovated  Properties      Number     Leased    Amount   of Total    Sq. Ft.
     --------------------------                         ---------  ----------      ------    -------    ------   --------    -------
     East Santa Ana Street, Building 1, Ontario, CA         1989           1      98,782        100%    350,188      0.2%      3.55
     Jersey Court, Rancho Cucamonga, CA                     1989           1      88,134        100%    291,000      0.2%      3.30
     Cabot Commerce Center - Building A, Rancho
       Cucamonga, CA                                        2001           1      87,760        100%    420,330      0.2%      4.79
     Tyburn Street, Los Angeles, CA                         1965           1      85,142        100%    603,225      0.3%      7.08
     East Cedar Street, Ontario, CA                         1999           1      81,322        100%    381,848      0.2%      4.70
     North San Fernando Road, Building 2, Los Angeles,
       CA                                                   1965           1      80,500        100%    873,078      0.5%     10.85
     Parco Street, Ontario, CA                              1999           1      72,000        100%    317,709      0.2%      4.41
     South Parco Street, Ontario, CA                        1999           1      71,484        100%    353,614      0.2%      4.95
     East Santa Ana Street, Building 2, Ontario, CA         1990           1      62,400         54%    157,248      0.1%      4.68
     North San Fernando Road, Building 3, Los Angeles,
       CA                                                   1965           1      58,860        100%    472,057      0.3%      8.02
     Buffalo Avenue, Rancho Cucamonga, CA                   2001           1      54,720        100%    289,685      0.2%      5.29
                                                                   ----------   --------------------  ------------------------------

                                     Market Subtotal                      19   2,133,535         97% 10,694,075      5.9%      5.19

Phoenix Market
     South 40th Avenue, Building 3, Phoenix, AZ             1987           1     201,600        100%    665,280      0.4%      3.30
     South 41st Avenue, Building 1, Phoenix, AZ             1989           1     161,230        100%    459,506      0.3%      2.85
     South 39th Avenue, Phoenix, AZ                         1989           1     159,450        100%    677,391      0.4%      4.25
     44th Avenue, Phoenix, AZ                               1997           1     144,592        100%    513,435      0.3%      3.55
     South 53rd Avenue, Phoenix, AZ                         1987           1     127,680        100%    360,058      0.2%      2.82
     South 40th Avenue, Building 2, Phoenix, AZ             1989           1     127,042        100%    394,026      0.2%      3.10
     South 40th Avenue, Building 1, Phoenix, AZ             1989           1     126,360        100%    368,453      0.2%      2.92
     South 9th Street, Phoenix, AZ                          1983           1      89,423        100%    501,141      0.3%      5.60
                                                                   ----------   --------------------  ------------------------------

                                     Market Subtotal                       8   1,137,377        100%  3,939,290      2.2%      3.46
San Francisco Market
     Cherry Street, Building 2, Newark, CA                  1960           1     274,349         92%  1,066,984      0.6%      4.24
     Cherry Street, Building 1, Newark, CA                  1990           1     226,322         45%    648,930      0.4%      6.41
     McLaughlin Avenue, San Jose, CA                        1975           1     134,483        100%  1,098,470      0.6%      8.17
     Cherry Street, Building 3, Newark, CA                  1990           1     108,170        100%    909,218      0.5%      8.41
                                                                   ----------   --------------------  ------------------------------

                                     Market Subtotal                       4     743,324         80%  3,723,602      2.0%      6.25

Seattle Market
     Kent West Corporate Park, II, Kent, WA                 1989           1     250,820        100%  1,050,609      0.6%      4.19
     South 266th Street, Kent, WA                           2000           1      92,400        100%    566,628      0.3%      6.13
                                                                   ----------   --------------------  ------------------------------

                                     Market Subtotal                       2     343,220        100%  1,617,237      0.9%      4.71

                                WEST REGION SUBTOTAL                      33   4,357,456         95% 19,974,204     11.0%      4.83

     SOUTHWEST REGION
Dallas Market
     North Lake Drive, Coppell, TX                          1982           1     230,400         81%    620,401      0.3%      3.31
     East Plano Parkway, Building 2, Plano, TX              1998           1     210,560        100%    989,640      0.5%      4.70
     Regency Crest Drive, Dallas, TX                        1999           1     176,635        100%    632,567      0.3%      3.58
     Hillguard Road, Building 3, Dallas, TX                 1980           1     122,798         63%    295,668      0.2%      3.84
     10th Street, Building 2, Plano, TX                     1997           1     107,260        100%    435,968      0.2%      4.06
     10th Street, Building 1, Plano, TX                     1997           1      99,679        100%    473,577      0.3%      4.75
     Diplomat Drive, Building 2, Farmers Branch, TX         1984           1      82,756        100%    360,336      0.2%      4.35
     113th Street, Arlington, TX                            1979           1      79,735        100%    291,033      0.2%      3.65
     Airline Drive, Building 1, Coppell, TX                 1991           1      75,000        100%    281,250      0.2%      3.75
     Hillguard Road, Building 2, Dallas, TX                 1980           1      71,565        100%    234,844      0.1%      3.28
     Hillguard Road, Building 1, Dallas, TX                 1980           1      53,647        100%    185,859      0.1%      3.46
                                                                   ----------   --------------------  ------------------------------

                           SOUTHWEST REGION SUBTOTAL                      11   1,310,035         93%  4,801,143      2.6%      3.93

     MIDWEST REGION
Chicago Market
     Medinah Road, Building 1, Chicago, IL (2),(3)          1986           1     319,459          0%          0      0.0%      0.00
     Medinah Road, Building 2, Chicago, IL (2),(3)          1986           1     162,840        100%    643,218      0.4%      3.95
     Greenleaf Avenue, Elk Grove Village, IL (2),(3)   1968/1995           1     150,000         88%    499,014      0.3%      3.78
     High Grove Lane, Naperville, IL (2),(3)                1994           1      95,000        100%    292,351      0.2%      3.08
     South 78th Avenue, Hickory Hills, IL (2),(3)           1981           1      83,096         77%    282,154      0.2%      4.38
     Swenson Avenue, St. Charles, IL (2),(3)                1988           1      81,110        100%    332,210      0.2%      4.10
     Western Avenue, Lisle, IL (2),(3)                 1979/1985           1      67,996        100%    396,743      0.2%      5.83
                                                                   ----------   --------------------  ------------------------------

                                     Market Subtotal                       7     959,501         63%  2,445,690      1.3%      4.05

Cincinnati/Northern Kentucky Market
     Lake Forest Drive, Building 1, Blue Ash, OH            1978           1     239,891         73%    520,766      0.3%      2.96
     Lake Forest Drive, Building 2, Blue Ash, OH            1979           1     176,956         54%    294,720      0.2%      3.06
     Kenwood Road, Building 2, Blue Ash, OH                 1975           1     144,843        100%    343,278      0.2%      2.37
     Kenwood Road, Building 1, Blue Ash, OH                 1965           1     121,284        100%    293,013      0.2%      2.42
     Kenwood Road, Building 3, Blue Ash, OH                 1964           1     103,415        100%    245,094      0.1%      2.37
     Kenwood Road, Building 4, Blue Ash, OH                 1969           1     102,100         62%    256,275      0.1%      4.04

                                                                                    Rentable Sq. Ft.    Annualized Net Rent(1)
                                                                                    ----------------    ----------------------

                                                             Year
                                                           Built/      No. of               Percent              Percent  Per Leased
     Property Type and Location                         Renovated  Properties      Number    Leased     Amount   of Total    Sq. Ft.
     --------------------------                         ---------  ----------      ------   -------     ------   --------    -------
     Kenwood Road, Building 7, Blue Ash, OH                  1973           1     100,320        16%      60,000      0.0%      3.75
     Kenwood Road, Building 5, Blue Ash, OH                  1970           1     100,000       100%     326,286      0.2%      3.26
     Kenwood Road, Building 6, Blue Ash, OH                  1971           1      98,093       100%     317,597      0.2%      3.24
                                                                    ---------  --------------------   ------------------------------

                                     Market Subtotal                        9   1,186,902        77%   2,657,029      1.5%      2.89

Columbus Market
     Port Road, Building 1, Franklin County, OH              1995           1     205,109       100%     746,286      0.4%      3.64
     Westbelt Drive, Building 1, Columbus, OH                1980           1     202,000       100%   1,070,600      0.6%      5.30
     Twin Creek Drive, Columbus, OH                          1989           1     176,000        53%     280,094      0.2%      2.99
     Port Road, Building 2, Franklin County, OH              1995           1     156,000       100%     457,100      0.3%      2.93
     International Street, Columbus, OH                      1988           1     152,800        39%     114,493      0.1%      1.91
     Dividend Drive, Columbus, OH                            1980           1     144,850       100%     492,490      0.3%      3.40
                                                                    ---------  --------------------   ------------------------------

                                     Market Subtotal                        6   1,036,759        83%   3,161,063      1.7%      3.67

Minneapolis Market
     Lexington Avenue, Eagan, MN                        1979/1994           1     184,432        95%     665,325      0.4%      3.79
     Trenton Lane, Plymouth, MN                              1994           1     122,032       100%     617,930      0.3%      5.06
     Woodale Drive, Building 1, Mounds View, MN              1992           1      78,016       100%     387,132      0.2%      4.96
                                                                    ---------  --------------------   ------------------------------

                                     Market Subtotal                        3     384,480        98%   1,670,387      0.9%      4.45

                             MIDWEST REGION SUBTOTAL                       25   3,567,642        77%   9,934,169      5.5%      3.60

     SOUTHEAST REGION


     Atlanta Industrial Drive, Atlanta, GA                   1981           1     216,074       100%     570,354      0.3%      2.64
     Buford Highway, Duluth, GA                              1995           1     210,000       100%     654,918      0.4%      3.12
     Summit Ridge Parkway, Building 2, Duluth, GA            1995           1     173,360       100%     575,723      0.3%      3.32
     ATL 1-20 - 3765 ATLANTA IND DR                          1986           1     161,965       100%     460,472      0.3%      2.84
     Summit Ridge Parkway, Building 1, Duluth, GA            1997           1     152,282       100%     564,208      0.3%      3.71
     Northmont Parkway, Building 2, Duluth, GA               1999           1     145,940       100%     672,217      0.4%      4.61
     Evergreen Boulevard, Building 2, Duluth, GA             1999           1     140,250        71%     361,661      0.2%      3.65
     Northmont Parkway, Building 5, Duluth, GA               2000           1     132,912       100%     669,876      0.4%      5.04
     Westpark Drive, Building 2, Atlanta, GA                 1981           1     130,722       100%     286,828      0.2%      2.19
     Northmont Parkway, Building 1, Duluth, GA               1998           1     123,537       100%     886,997      0.5%      7.18
     Summit Ridge Parkway, Building 3, Duluth, GA            1996           1     100,800       100%           0      0.0%      0.00
     Northmont Parkway, Building 3, Duluth, GA               2000           1      90,000       100%     360,000      0.2%      4.00
     Williams Drive, Building 1, Marietta, GA                1987           1      84,124        92%     320,428      0.2%      4.16
     Williams Drive, Building 2, Marietta, GA                1987           1      70,164       100%     265,344      0.1%      3.78
     Williams Drive, Building 3, Marietta, GA                1987           1      54,032       100%     240,493      0.1%      4.45
     Alpharetta, Bldg 1, GA                                  2001           1      91,356       100%   1,223,689      0.7%     13.39
     Alpharetta, Bldg 2, GA                                  2001           1     120,080        25%     424,190      0.2%     14.10
     Breckenridge, Buildings 6, Duluth, GA                   2001           1      90,204        50%     365,203      0.2%      8.07
                                                                    ---------  --------------------   ------------------------------

                                     Market Subtotal                       18   2,287,802        92%   8,902,601      4.9%      4.23

Charlotte Market
     Westinghouse Boulevard, Building 4, Charlotte, NC       1988           1     159,085       100%     548,844      0.3%      3.45
     Brookford Street, Charlotte, NC                    1984/1999           1     122,000       100%     410,965      0.2%      3.37
     Westinghouse Boulevard, Building 1, Charlotte, NC       1994           1     121,900       100%     443,940      0.2%      3.64
     Cordage Street, Charlotte, NC                           1981           1     112,000       100%     360,417      0.2%      3.22
     Westinghouse Boulevard, Building 2, Charlotte, NC       1992           1     104,000       100%     361,693      0.2%      3.48
                                                                    ---------  --------------------   ------------------------------

                                     Market Subtotal                        5     618,985       100%   2,125,859      1.2%      3.43

Orlando Market
     Orlando Central Park, Building 3, Orlando, FL           1991           1     356,583       100%   1,492,536      0.8%      4.19
     Orlando Central Park, Building 1, Orlando, FL           1988           1     267,432       100%     687,222      0.4%      2.57
     Orlando Central Park, Building 2, Orlando, FL      1992/1998           1     156,660       100%     532,644      0.3%      3.40
     Orlando Central Park, Building 5, Orlando, FL      1985/1998           1     139,800       100%     523,491      0.3%      3.74
     Orlando Central Park, Building 4, Orlando, FL      1984/1998           1     133,424        84%     424,868      0.2%      3.81
     Orlando Central Park, Building 6, Orlando, FL      1986/1998           1     119,000        74%     327,750      0.2%      3.72
     Exchange Drive, Orlando, FL                        1999/1998           1     115,728       100%     469,968      0.3%      4.06
     Kingspointe Parkway, Orlando, FL                        1990           1     101,903       100%     358,219      0.2%      3.52
     Boggy Creek, Building 5, Orlando, FL                    2001           1      59,456        50%     168,253      0.1%      5.66
     Boggy Creek, Building 6, Orlando, FL                    2001           1      62,456        60%     214,980      0.1%      5.75
     Cabot-Northpoint, Bldg. 1, West Palm Beach, FL          2001           1      34,410       100%     323,566      0.2%      9.40
     400 NORTHPNT PKY, West Palm Beach, FL                   2001           1      29,701       100%           0      0.0%      0.00
     1400 NORTHPNT PK, West Palm Beach, FL                   2001           1      83,200        62%     100,483      0.1%      1.93
                                                                    ---------  --------------------   ------------------------------

                                     Market Subtotal                       13   1,659,753        92%   5,623,980      3.1%      3.70

South Florida Market
     Northwest 70th Avenue, Building 1, Miami, FL            1977           1     215,019       100%   1,205,185      0.7%      5.61
     Northwest 70th Avenue, Building 2, Miami, FL       1972/1978           1      91,000       100%     539,723      0.3%      5.93
                                                                    ---------  --------------------   ------------------------------

                                                                                  Rentable Sq. Ft.    Annualized Net Rent(1)
                                                                                  ----------------    ----------------------
                                                                Year
                                                              Built/   No. of              Percent              Percent   Per Leased
     Property Type and Location                            Renovated Properties     Number  Leased      Amount  of Total     Sq. Ft.
     --------------------------                            --------- ----------     ------  ------      ------  --------     -------
                                     Market Subtotal                          2    306,019     100%  1,744,908       1.0%       5.70

                           SOUTHEAST REGION SUBTOTAL                         38  4,872,559      93% 18,397,348      10.1%       4.04

     NORTHEAST REGION
Baltimore/Washington Market
     Stayton Drive, Jessup, MD                                  1985          1    125,800     100%    525,489       0.3%       4.18
     Bollman Place, Savage, MD                                  1985          1    104,409     100%    520,692       0.3%       4.99
     Port Capital Drive, Jessup, MD                             1974          1     94,381     100%    501,923       0.3%       5.32
     Greenwood Place, Savage, MD                                1985          1     77,424      33%    108,958       0.1%       4.25
                                                                     ----------  ------------------ --------------------------------

                                     Market Subtotal                          4    402,014      87%  1,657,062       0.9%       4.73
Boston Market
     Sunnyslope Avenue, Tewksbury, MA                           1987          1    153,641     100%    759,585       0.4%       4.94
     Kenwood Circle, Franklin, MA                               1987          1    153,369     100%    641,960       0.4%       4.19
     South Street, Hopkinton, MA                                1987          1     70,600     100%    379,915       0.2%       5.38
     Progress Road, Building 2, Billerica, MA                   1988          1     69,500      73%    250,200       0.1%       4.96
     Progress Road, Building 1, Billerica, MA                   1988          1     57,600     100%    390,600       0.2%       6.78
                                                                     ----------  ------------------ --------------------------------

                                     Market Subtotal                          5    504,710      96%  2,422,260       1.3%       4.99
Harrisburg Market
     Ritter Road, Mechanicsburg, PA                             1986          1     37,800     100%    226,800       0.1%       6.00

New York/New Jersey Market
     Port Jersey Boulevard, Building 1, Port Jersey, NJ
      (2), (3)                                                  1974          1    425,121     100%  2,016,352       1.1%       4.74
     Industrial Drive, Building 1, Port Jersey, NJ (2),
      (3)                                                       1976          1    263,717     100%  1,199,916       0.7%       4.55
     Colony Road, Building 1, Port Jersey, NJ (2), (3)          1976          1    262,453     100%  1,259,774       0.7%       4.80
     Port Jersey Boulevard, Building 2, Port Jersey, NJ
      (2), (3)                                                  1974          1    204,564     100%    968,538       0.5%       4.73
     South Middlesex Avenue, Building 2, Cranbury, NJ
      (2), (3)                                                  1982          1    203,404     100%    772,935       0.4%       3.80
     Industrial Drive, Building 2, Port Jersey, NJ (2),
      (3)                                                       1976          1    154,000     100%    639,100       0.4%       4.15
     Colony Road, Building 2, Port Jersey, NJ (2), (3)          1974          1    124,933     100%    499,732       0.3%       4.00
     Industrial Drive, Building 3, Port Jersey, NJ (2),
      (3)                                                       1972          1     45,274     100%    192,415       0.1%       4.25
                                                                     ----------  ------------------ --------------------------------

                                     Market Subtotal                          8  1,683,466     100%  7,548,762       4.1%       4.48

                           NORTHEAST REGION SUBTOTAL                         18  2,627,990      97% 11,854,884       6.5%       4.64

     MULTITENANT DISTRIBUTION PROPERTIES TOTAL                              125 16,735,682      91% 64,961,748      35.7%       4.27



     WORKSPACE DISTRIBUTION PROPERTIES

     WEST REGION
Los Angeles Market
     Lassen Street, Chatsworth, CA                              1968          1    124,518       0%          0       0.0%       0.00
     East Howell Avenue, Building 1, Anaheim, CA                1968          1     81,475     100%    518,464       0.3%       6.36
     Altura Street, Buena Park, CA                         1967/1988          1     67,350     100%    398,006       0.2%       5.91
     North San Fernando Road, Building 4, Los Angeles, CA       1992          1     64,794      83%    509,974       0.3%       9.50
     Commonwealth Avenue, Fullerton, CA                         1965          1     64,292     100%    340,854       0.2%       5.30
     Artesia Avenue, Building 2, Fullerton, CA                  1991          1     60,502     100%    309,199       0.2%       5.11
     Artesia Avenue, Building 1, Fullerton, CA                  1991          1     55,498     100%    315,494       0.2%       5.68
     Lincoln Way, Building 3, Garden Grove, CA                  1983          1     43,097     100%    458,850       0.3%      10.65
     Lincoln Way, Building 4, Garden Grove, CA                  1983          1     41,929     100%    476,334       0.3%      11.36
     North San Fernando Road, Building 5, Los Angeles, CA       1992          1     41,894     100%    628,769       0.3%      15.01
     Lincoln Way, Building 2, Garden Grove, CA                  1986          1     41,184      66%    286,860       0.2%      10.56
     Lincoln Way, Building 1, Garden Grove, CA                  1983          1     37,060     100%    393,207       0.2%      10.61
     Wilshire Avenue, Building 2, Santa Ana, CA                 1986          1     36,927     100%    250,766       0.1%       6.79
     Shoemaker Avenue, Building 1, Santa Fe Springs, CA         1989          1     36,585     100%    220,032       0.1%       6.01
     Union Place, Building 2, Simi Valley, CA                   1987          1     36,538     100%    352,190       0.2%       9.64
     Connector Lane, Huntington Beach, CA                       1986          1     34,821     100%    297,266       0.2%       8.54
     Shoemaker Avenue, Building 3, Santa Fe Springs, CA         1989          1     27,550     100%    115,248       0.1%       4.18
     East 166th Street, Cerritos, CA                            1978          1     27,072     100%    256,643       0.1%       9.48
     Wilshire Avenue, Building 3, Santa Ana, CA                 1986          1     26,762     100%    189,475       0.1%       7.08
     Royal Avenue, Simi Valley, CA                              1988          1     26,120     100%    208,044       0.1%       7.96
     East Howell Avenue, Building 2, Anaheim, CA                1991          1     25,962     100%    142,560       0.1%       5.49
     Union Place, Building 1, Simi Valley, CA                   1985          1     22,710     100%    153,454       0.1%       6.76
     Wilshire Avenue, Building 1, Santa Ana, CA                 1986          1     18,500     100%    120,047       0.1%       6.49
     Shoemaker Avenue, Building 2, Santa Fe Springs, CA         1989          1     17,800      50%     57,462       0.0%       6.46
     North San Fernando Road, Building 6, Los Angeles, CA       1993          1     17,000     100%    233,750       0.1%      13.75
     Shoemaker Avenue, Building 4, Santa Fe Springs, CA         1989          1     10,784     100%     56,680       0.0%       5.26
     Anza Drive, Building 1, Valencia, CA                       1990          1     10,296     100%     86,486       0.0%       8.40
     Anza Drive, Building 3, Valencia, CA                       1990          1      8,663     100%     76,814       0.0%       8.87
     Anza Drive, Building 2, Valencia, CA                       1990          1      7,944     100%     61,693       0.0%       7.77

                                                                                  Rentable Sq. Ft.    Annualized Net Rent(1)
                                                                                  ----------------    ----------------------
                                                                Year
                                                              Built/   No. of              Percent              Percent   Per Leased
     Property Type and Location                            Renovated Properties     Number  Leased      Amount  of Total     Sq. Ft.
     --------------------------                            --------- ----------     ------  ------      ------  --------     -------
Richmond Avenue, Rancho Cucamonga, CA                           2001          1     74,730     100%    380,545       0.2%       5.09
                                                                     ----------  ------------------ --------------------------------

                                     Market Subtotal                         30  1,190,357      87%  7,895,166       4.3%       7.65
Phoenix Market
     East Watkins Street, Phoenix, AZ                           1998          1    101,932     100%    998,439       0.5%       9.80
     South 16th Street, Phoenix, AZ                             1998          1     85,259     100%    807,368       0.4%       9.47
     East Encanto Drive, Tempe, AZ                              1990          1     81,817     100%    369,987       0.2%       4.52
     South Priest Drive, Tempe, AZ                              1988          1     54,900     100%    909,593       0.5%      16.57
     West Southern Avenue, Tempe, AZ                            1985          1     43,449      75%    247,585       0.1%       7.60
     West 24th Street, Building 2, Tempe, AZ                    1980          1     36,000      72%    233,280       0.1%       9.04
     East University Drive, Building 4, Phoenix, AZ             1988          1     33,841      76%    260,263       0.1%      10.12
     West Alameda Drive, Building 1, Tempe, AZ                  1984          1     30,606      67%    113,854       0.1%       5.58
     West Alameda Drive, Building 2, Tempe, AZ                  1984          1     30,606     100%    168,526       0.1%       5.51
     West Alameda Drive, Building 3, Tempe, AZ                  1984          1     30,606     100%    163,461       0.1%       5.34
     West Alameda Drive, Building 4, Tempe, AZ                  1984          1     30,606      83%     82,636       0.0%       3.24
     East University Drive, Building 3, Phoenix, AZ             1988          1     25,321      61%    157,661       0.1%      10.20
     East University Drive, Building 5, Phoenix, AZ             1988          1     23,362      76%    183,601       0.1%      10.34
     West 24th Street, Building 1, Tempe, AZ                    1979          1     22,400     100%    166,656       0.1%       7.44
     East University Drive, Building 1, Phoenix, AZ             1988          1     15,633      70%    107,253       0.1%       9.79
     West Geneva Street, Building 3, Tempe, AZ                  1981          1     13,972     100%     92,215       0.1%       6.60
     West Geneva Street, Building 1, Tempe, AZ                  1981          1     12,246     100%     94,049       0.1%       7.68
     West Geneva Street, Building 2, Tempe, AZ                  1981          1     12,056     100%     79,570       0.0%       6.60
     East University Drive, Building 2, Phoenix, AZ             1988          1     11,527     100%    117,575       0.1%      10.20
                                                                     ----------  ------------------ --------------------------------

                                     Market Subtotal                         19    696,139      91%  5,353,572       2.9%       8.48

San Diego Market
     Avenida Encinas, Building 2, Carlsbad, CA (2), (3)         1993          1    126,008      51%    455,462       0.3%       7.14
     Avenida Encinas, Building 1, Carlsbad, CA (2), (3)         1972          1     80,000     100%    746,043       0.4%       9.33
     Airway Road, Building. 2, Otay Mesa, CA                    1996          1     78,296     100%    498,633       0.3%       6.37
     Goldentop Road, San Diego, CA                              1997          1     66,448      52%    669,796       0.4%      19.33
     Oak Ridge Way, Vista, CA                                   1999          1     53,239     100%    427,632       0.2%       8.03
     Airway Road, Building 1, Otay Mesa, CA                     1996          1     44,840     100%    306,880       0.2%       6.84
     Aldergrove Avenue, Escondido, CA                           1996          1     42,333       0%          0       0.0%       0.00
     Kellogg Avenue, Carlsbad, CA                               1991          1     39,900     100%    344,953       0.2%       8.65
                                                                     ----------  ------------------ --------------------------------

                                     Market Subtotal                          8    531,064      74%  3,449,399       1.9%       8.74

San Francisco Market
     Brisbane Industrial Park, Building 10, Brisbane, CA        1961          1    116,400     100%     89,774       0.0%       0.77
     Huntwood Avenue, Hayward, CA                               1982          1     62,031     100%    512,404       0.3%       8.26
     Brisbane Industrial Park, Building 13, Brisbane, CA        1962          1     58,000     100%    403,680       0.2%       6.96
     Brisbane Industrial Park, Building 9, Brisbane, CA         1966          1     43,500     100%    492,000       0.3%      11.31
     Brisbane Industrial Park, Building 4, Brisbane, CA         1968          1     40,680     100%    288,184       0.2%       7.08
     Brisbane Industrial Park, Building 1, Brisbane, CA         1961          1     39,800     100%    237,231       0.1%       5.96
     Brisbane Industrial Park, Building 5, Brisbane, CA         1966          1     37,040     100%    247,437       0.1%       6.68
     Brisbane Industrial Park, Building 11, Brisbane, CA        1968          1     35,744     100%    426,649       0.2%      11.94
     Brisbane Industrial Park, Building 7, Brisbane, CA         1967          1     32,211     100%    351,864       0.2%      10.92
     Brisbane Industrial Park, Building 6, Brisbane, CA         1963          1     31,745     100%    245,396       0.1%       7.73
     Brisbane Industrial Park, Building 12, Brisbane, CA        1968          1     24,786     100%    246,424       0.1%       9.94
     Brisbane Industrial Park, Building 3, Brisbane, CA    1969/1998          1     23,586      36%     87,312       0.0%      10.20
     Brisbane Industrial Park, Building 2, Brisbane, CA         1960          1     21,186     100%    158,670       0.1%       7.49
     Brisbane Industrial Park, Building 14, Brisbane, CA        1969          1     19,100     100%    179,496       0.1%       9.40
     Brisbane Industrial Park, Building 8, Brisbane, CA         1961          1     18,600     100%    149,544       0.1%       8.04
                                                                     ----------  ------------------ --------------------------------

                                     Market Subtotal                         15    604,409      98%  4,116,065       2.3%       6.98

Seattle Market
     Kent West Corporate Park I, Building 4, Kent, WA           1989          1     57,990     100%    249,663       0.1%       4.31
     Kent West Corporate Park I, Building 1, Kent, WA           1989          1     41,700     100%    524,568       0.3%      12.58
     Kent West Corporate Park I, Building 3, Kent, WA           1989          1     36,250      67%    111,384       0.1%       4.57
     79th Avenue South, Kent, WA                                2000          1     35,872     100%    202,980       0.1%       5.66
     Kent West Corporate Park I, Building 2, Kent, WA           1989          1     16,000      86%    105,144       0.1%       7.65
                                                                     ----------  ------------------ --------------------------------

                                     Market Subtotal                          5    187,812      92%  1,193,739       0.7%       6.87

                                WEST REGION SUBTOTAL                         77  3,209,781      88% 22,007,941      12.1%       7.80

     SOUTHWEST REGION
Dallas Market
     DFW Trade Center, Building 3, Grapevine, TX                1997          1    202,361     100%  1,798,625       1.0%       8.89
     Summit Avenue, Plano, TX                                   1999          1    120,276     100%    745,869       0.4%       6.20
     Shiloh Road, Plano, TX                                     1998          1     76,320     100%    453,708       0.2%       5.94
     Avenue F, Plano, TX                                        1984          1     73,086      79%    560,919       0.3%       9.75
     East Plano Parkway, Building 5, Plano, TX                  1998          1     67,372     100%    569,839       0.3%       8.46

                                                                                  Rentable Sq. Ft.    Annualized Net Rent(1)
                                                                                  ----------------    ----------------------
                                                                Year
                                                              Built/   No. of              Percent              Percent   Per Leased
     Property Type and Location                            Renovated Properties     Number  Leased      Amount  of Total     Sq. Ft.
     --------------------------                            --------- ----------     ------  ------      ------  --------     -------
     East Plano Parkway, Building 4, Plano, TX                  1998          1     65,135     100%    521,088       0.3%       8.00
     Bradley Lane, Carrollton, TX                               1984          1     56,531     100%    215,892       0.1%       3.82
     East Collins Blvd., Richardson, TX                         1985          1     56,460      39%    123,456       0.1%       5.55
     East Plano Parkway, Building 3, Plano, TX                  1999          1     53,833     100%    550,627       0.3%      10.23
     Diplomat Drive, Building 1, Farmers Branch, TX             1997          1     53,375     100%    325,044       0.2%       6.09
     CABOT SIX FLAGS, Arlington, TX                             2000          1     50,888     100%    470,712       0.3%       9.25
     Capital Avenue, Building 1, Plano, TX                      1986          1     50,270     100%    273,230       0.2%       5.44
     Capital Avenue, Building 2, Plano, TX                      1986          1     50,270     100%    276,485       0.2%       5.50
                                                                     ----------  ------------------ --------------------------------

                           SOUTHWEST REGION SUBTOTAL                         13    976,177      95%  6,885,494       3.8%       7.43

     MIDWEST REGION
Chicago Market
     Beeline Drive & Meyer Road, Bensenville, IL (2),(3)        1968          1     96,550     100%    466,763       0.3%       4.83
     Business Center, Building 2, Mt. Propect, IL (2),(3)       1989          1     79,900      87%    684,603       0.4%       9.82
     Tower Lane, Bensenville, IL (2),(3)                        1977          1     76,737      67%    328,372       0.2%       6.35
     Territorial Drive, Building 2, Bolingbrook, IL (2),(3)     1998          1     58,037     100%    342,294       0.2%       5.90
     Feehanville Drive, Mount Prospect, IL (2),(3)              1987          1     57,150     100%    454,342       0.2%       7.95
     Kingsland Drive, Batavia, IL (2),(3)                       1990          1     54,522      65%    170,139       0.1%       4.83
     Territorial Drive, Building 1, Bolingbrook, IL (2),(3)     1998          1     52,144     100%    296,775       0.2%       5.69
     Remington Boulevard., Bolingbrook, IL (2),(3)              1996          1     45,220     100%    278,103       0.2%       6.15
     Business Center, Building 1, Mount Prospect, IL (2),(3)    1985          1     43,250       0%          0       0.0%       0.00
     Northpoint Court, Bolingbrook, IL (2),(3)                  1998          1     32,100     100%    166,437       0.1%       5.18
     Penny Lane, Building 1, Schaumburg, IL (2),(3)             1988          1     27,742     100%    138,306       0.1%       4.99
     Penny Lane, Building 2, Schaumburg, IL (2),(3)             1988          1     20,722     100%     96,726       0.1%       4.67
                                                                     ----------  ------------------ --------------------------------

                                     Market Subtotal                         12    644,074      85%  3,422,860       1.9%       6.27

Cincinnati/Northern Kentucky
     Kentucky Drive, Building 2, Florence, KY                   1991          1    128,077     100%    435,458       0.2%       3.40
     Empire Drive, Building 3, Florence, KY                     1991          1    101,250     100%    319,000       0.2%       3.15
     Airport Exchange Drive, Erlanger, KY                       1997          1     67,749      89%    419,641       0.2%       6.93
     Creek Road, Blue Ash, OH                                   1983          1     66,210      84%    496,045       0.3%       8.93
     Foundation Drive, Building 2, Elsmere, KY             1983/1985          1     62,560     100%    309,672       0.2%       4.95
     Empire Drive, Building 2, Florence, KY                     1990          1     47,842      91%    181,174       0.1%       4.14
     Empire Drive, Building 1, Florence, KY                     1990          1     47,840      77%    229,012       0.1%       6.22
     Jamike Drive, Building 4, Erlanger, KY                     1988          1     42,606      86%    148,264       0.1%       4.06
     Turfway Road, Building 3, Erlanger, KY                     1996          1     41,839      57%     84,000       0.0%       3.50
     Turfway Road, Building 2, Erlanger, KY                     1990          1     39,396     100%    186,133       0.1%       4.72
     Jamike Drive, Building 3, Erlanger, KY                     1986          1     38,900      83%    158,504       0.1%       4.90
     Spiral Drive, Building 2, Florence, KY                     1989          1     34,999      77%    223,053       0.1%       8.28
     Commerce Boulevard, Loveland, OH                           1989          1     34,600     100%    192,000       0.1%       5.55
     Foundation Drive, Building 1, Elsmere, KY                  1983          1     33,000     100%    101,640       0.1%       3.08
     Jamike Drive, Building 7, Erlanger, KY                     1985          1     31,540      78%     69,430       0.0%       2.83
     Turfway Road, Building 1, Erlanger, KY                     1990          1     30,711     100%    157,539       0.1%       5.13
     Jamike Drive, Building 2, Erlanger, KY                     1986          1     26,949     100%    134,716       0.1%       5.00
     Jamike Drive, Building 6, Erlanger, KY                     1985          1     26,560     100%    104,201       0.1%       3.92
     Spiral Drive, Building 1, Florence, KY                     1988          1     26,556      73%    201,327       0.1%      10.40
     Jamike Drive, Building 5, Erlanger, KY                     1985          1     24,640     100%    111,417       0.1%       4.52
     Foundation Drive, Building 6, Elsmere, KY                  1984          1     17,500     100%     89,225       0.0%       5.10
     Jamike Drive, Building 1, Erlanger, KY                     1986          1     15,000     100%     67,500       0.0%       4.50
     Foundation Drive, Building 4, Elsmere, KY                  1983          1     12,000     100%     49,800       0.0%       4.15
     Foundation Drive, Building 5, Florence, KY                 1983          1     12,000     100%     52,311       0.0%       4.36
     Foundation Drive, Building 7, Elsmere, KY                  1984          1     12,000     100%     46,122       0.0%       3.84
     Foundation Drive, Building 8, Elsmere, KY                  1984          1     10,000     100%     72,500       0.0%       7.25
     Foundation Drive, Building 3, Elsmere, KY                  1990          1      7,000     100%    105,000       0.1%      15.00
     Power Line Drive, Elsmere, KY                              1994          1      6,000     100%     38,589       0.0%       6.43
                                                                     ----------  ------------------ --------------------------------

                                     Market Subtotal                         28  1,045,324      92%  4,783,273       2.6%       4.98

Columbus Market
     Equity Drive, Building 2, Columbus, OH                1980/1999          1    116,160      92%    679,055       0.4%       6.37

Minneapolis Market
     Woodale Drive, Building 3, Mounds View, MN                 1990          1    144,019      23%    362,640       0.2%      10.77
     West 82nd Street, Bloomington, MN                          1967          1    101,465     100%    481,130       0.3%       4.74
     Woodale Drive, Building 2, Mounds View, MN                 1989          1     55,742     100%    480,986       0.3%       8.63
     Cahill Road, Edina, MN                                     1979          1     45,803     100%    276,588       0.2%       6.04
     Woodale Drive, Building 4, Mounds View, MN                 1992          1     42,551     100%    198,525       0.1%       4.67
     Monticello Lane, Maple Grove, MN                           1986          1     40,437     100%    167,814       0.1%       4.15
                                                                     ----------  ------------------ --------------------------------

                                     Market Subtotal                          6    430,017      74%  1,967,683       1.1%       6.16

                             MIDWEST REGION SUBTOTAL                         47  2,235,575      86% 10,852,871       6.0%       5.62

                                                                                  Rentable Sq. Ft.  Annualized Net Rent(1)
                                                                                  ----------------  ----------------------
                                                                   Year
                                                                 Built/    No. of          Percent               Percent  Per Leased
     Property Type and Location                               Renovated  Properties Number  Leased     Amount   of Total     Sq. Ft.
     --------------------------                               ---------  ---------- ------  ------     ------   --------     -------
     SOUTHEAST REGION
Atlanta Market
     Highlands Parkway, Smyrna, GA                               1997          1    150,000   100%     979,500       0.5%       6.53
     Cobb International Place, Building 2, Kennesaw, GA          1996          1     68,000   100%     268,522       0.1%       3.80
     Town Park Drive, Building 1, Kennesaw, GA                   1995          1     65,830    80%     273,371       0.2%       5.19
     Cobb International Place, Building 1, Kennesaw, GA          1996          1     60,000    85%     224,517       0.1%       4.40
     Town Park Drive, Building 2, Kennesaw, GA                   1995          1     55,554   100%     258,929       0.1%       4.66
     Breckenridge Blvd., Duluth, GA                              1999          1     54,200   100%     379,505       0.2%       7.00
     South Royal Drive, Building 1, Tucker, GA                   1987          1     53,402    72%     191,038       0.1%       5.00
     South Royal Drive, Building 2, Tucker, GA                   1987          1     43,720   100%     183,296       0.1%       4.19
     Northmont Parkway, Building 4, Duluth, GA                   1998          1     40,000   100%     257,196       0.1%       6.68
     South Royal Drive, Building 3, Tucker, GA                   1989          1     37,041    27%     244,878       0.1%      24.41
                                                                            ----   --------------    -------------------------------

                                     Market Subtotal                          10    627,747    90%   3,260,752       1.8%       5.79

Charlotte Market
     Old Charlotte Highway, Monroe, NC                      1957/1972          1    135,000   100%     404,260       0.2%       2.99
     Airport Road, Monroe, NC                               1972/1999          1    118,930   100%     606,390       0.3%       5.10
     Commerce Blvd., Charlotte, NC                               1988          1     80,640   100%     291,806       0.2%       3.62
     Woodpark Boulevard, Building 3, Charlotte, NC               1987          1     65,850   100%     199,459       0.1%       3.03
     Woodpark Boulevard, Building 1, Charlotte, NC               1985          1     56,000    83%     152,768       0.1%       3.31
     Woodpark Boulevard, Building 2, Charlotte, NC               1986          1     48,600    85%     139,622       0.1%       3.38
     North I-85 Service Road, Charlotte, NC                      1988          1     44,150   100%     247,470       0.1%       5.61
                                                                            ----   --------------    -------------------------------

                                     Market Subtotal                           7    549,170    97%   2,041,775       1.1%       3.84

Orlando Market
     North Andrews Avenue, Pompano Beach, FL                     1999          1    104,990   100%     767,421       0.4%       7.31
     Landstreet Road, Building 4, Orlando, FL                    2000          1     62,456   100%     406,342       0.2%       6.51
     Boggy Creek, Building 2, Orlando, FL                        1996          1     55,456    49%     271,829       0.1%      10.05
     Landstreet Road, Building 2, Orlando, FL                    1997          1     55,456    60%     241,274       0.1%       7.24
     Boggy Creek, Building 3, Orlando, FL                        1998          1     55,456   100%     339,526       0.2%       6.12
     Boggy Creek, Building 1, Orlando, FL                        1992          1     52,500    93%     308,802       0.2%       6.33
     Boggy Creek, Building 4, Orlando, FL                        1999          1     50,108   100%     227,991       0.1%       4.55
     Landstreet Road, Building 3, Orlando, FL                    1997          1     50,018   100%     262,094       0.1%       5.24
                                                                            ----   --------------    -------------------------------

                                     Market Subtotal                           8    486,440    89%   2,825,279       1.6%       6.54

                           SOUTHEAST REGION SUBTOTAL                          25  1,663,357    92%   8,127,806       4.5%       5.32

     NORTHEAST REGION
Baltimore/Washington Market
     Guilford Road, Annapolis Junction, MD                       1989          1     96,686   100%     620,235       0.3%       6.41
     Cabot Tech @ Beaumeade, Building 1, Ashburn, VA             2000          1     91,605   100%   1,179,354       0.6%      12.87
     Nokes Boulevard, Building 1, Sterling, VA                   1998          1     88,489   100%     793,950       0.4%       8.97
     Nokes Boulevard, Building 2, Sterling, VA                   1999          1     78,671   100%     681,624       0.4%       8.66
     Beaumeade Circle, Ashburn, VA                               1990          1     78,274   100%     832,458       0.5%      10.64
     Corporate Boulevard, Building 1, Linthicum Heights, MD      1999          1     77,288   100%     928,098       0.5%      12.01
     Oakville Industrial Park, Building 3, Alexandria, VA        1947          1     76,089   100%     720,858       0.4%       9.47
     The Crysen Center, Building 2, Jessup, MD                   1985          1     76,043    80%     331,910       0.2%       5.45
     The Crysen Center, Building 1, Jessup, MD                   1985          1     75,820   100%     441,817       0.2%       5.83
     Bristol Court, Building 1, Jessup, MD                       1987          1     73,071   100%     388,380       0.2%       5.32
     Cabot Tech @ Beaumeade, Building 2, Ashburn, VA             2000          1     72,848   100%     937,978       0.5%      12.88
     Oakville Industrial Park, Building 1, Alexandria, VA        1949          1     67,225    92%     442,696       0.2%       7.18
     Fontana Lane, Building 2, Baltimore, MD                     1988          1     61,320    57%     222,849       0.1%       6.37
     Bristol Court, Building 2, Jessup, MD                       1986          1     60,000   100%     310,441       0.2%       5.17
     Oakville Industrial Park, Building 5, Alexandria, VA        1961          1     56,134   100%     254,274       0.1%       4.53
     Guilford Road, Building 3, Columbia, MD                     1999          1     55,032   100%     563,725       0.3%      10.24
     Corporate Boulevard, Building 2, Linthicum Heights, MD      1999          1     53,368   100%     627,301       0.3%      11.75
     Oakville Industrial Park, Building 6, Alexandria, VA        1946          1     50,876   100%     578,567       0.3%      11.37
     Guilford Road, Building 2, Ashburn, VA                      1988          1     50,355   100%     381,847       0.2%       7.58
     West Nursery Road, Building 1, Linthicum, MD                1990          1     49,100   100%     343,700       0.2%       7.00
     Guilford Road, Building 1, Ashburn, VA                      1987          1     48,635    87%     265,219       0.1%       6.27
     Fontana Lane, Building 1, Baltimore, MD                     1988          1     47,434    89%     234,329       0.1%       5.55
     West Nursery Road, Building 2, Linthicum, MD                1990          1     39,041   100%     406,160       0.2%      10.40
     Oakville Industrial Park, Building 2, Alexandria, VA        1940          1     23,683   100%     137,321       0.1%       5.80
     Oakville Industrial Park, Building 4, Alexandria, VA        1952          1      2,800   100%      23,253       0.0%       8.30
                                                                            ----   --------------    -------------------------------

                                     Market Subtotal                          25  1,549,887    96%  12,648,344       6.9%       8.48

Boston Market
     Technology Drive, Auburn, MA                                1973          1     54,400   100%     384,200       0.2%       7.06
     John Hancock Road, Taunton, MA                              1986          1     34,224     0%           0       0.0%       0.00
                                                                            ----   --------------    -------------------------------

                                                                                  Rentable Sq. Ft.  Annualized Net Rent(1)
                                                                                  ----------------  ----------------------
                                                                   Year
                                                                 Built/    No. of          Percent               Percent  Per Leased
     Property Type and Location                               Renovated  Properties Number  Leased     Amount   of Total     Sq. Ft.
     --------------------------                               ---------  ---------- ------  ------     ------   --------     -------
                                     Market Subtotal                           2     88,624   61%      384,200       0.2%       7.06

New York/New Jersey Market
     Memorial Drive, Franklin Township, NJ (2), (3)         1988/1998          1    148,598  100%      705,295       0.4%       4.75
     New England Avenue, Piscataway, NJ (2), (3)            1975/1995          1    101,553  100%      416,367       0.2%       4.10
                                                                            ----   -------------     -------------------------------

                                     Market Subtotal                           2    250,151  100%    1,121,662       0.6%       4.48

                           NORTHEAST REGION SUBTOTAL                          29  1,888,662         14,154,206       7.8%       7.88

     WORKSPACE DISTRIBUTION PROPERTIES TOTAL                                 191  9,973,552   90%   62,028,318      34.1%       6.89

     GRAND TOTAL                                                             382 43,495,206   91% $182,096,223     100.0%      $4.58
                                                                            ==== ===============  ==================================

(1) "Annualized Net Rent" means annualized monthly net rent from leases in effect as of June 30, 2002. "Net Rent" means contractual rent, excluding any reimbursements for real estate taxes or operating expenses.
(2)  Included within Assets Held for Sale at June 30, 2002.
(3)  Property sold subsequent to June 30, 2002.

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

Item 4.      Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

There is no established public trading market for Cabot L.P.'s units. As of September 30, 2002, Cabot L.P. had outstanding 52,979,886 common equity limited partnership units (Common Units) and Cumulative Redeemable Perpetual Preferred Units (Preferred Units) as follows: 1,300,000 Series B Preferred Units, 2,600,000 Series C Preferred Units, 200,000 Series D Preferred Units, 200,000 Series E Preferred Units, 1,800,000 Series F Preferred Units, 600,000 Series G Preferred Units, and 1,400,000 Series H Preferred Units. As of September 30, 2002, there was one holder of Common Units of Cabot L.P. As of the same date, there were seven holders of the Preferred Units.

The table sets forth the distributions paid per Common Unit with respect to the calendar periods indicated (fiscal year for 2003):

           2000:                                                             Distributions
           ----                                                              -------------

                First Quarter                                                       $0.340
                Second Quarter                                                       0.355
                Third Quarter                                                        0.355
                Fourth Quarter                                                       0.355

           2001:                                                             Distributions
           ----                                                              -------------

                First Quarter                                                       $0.355
                Second Quarter                                                       0.370
                Third Quarter                                                        0.370
                Fourth Quarter                                                       0.370

           2002:                                                             Distributions
           ----                                                              -------------

                First Quarter                                                       $0.389
                Second Quarter                                                      $0.642

           2003 (fiscal year):                                               Distributions
           ----                                                              -------------

                First Quarter (through September 30, 2002, includes
                proceeds related to sale of assets to CalEast)                      $5.971

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

Item 6.    Selected Financial Data

Cabot L.P. commenced operations on February 4, 1998; the completion date of the Formation Transactions and the Offerings described elsewhere herein. On December 7, 2001, the Merger was completed as described elsewhere herein. Set forth below are selected historical financial and other data for the real estate advisory business of Cabot Partners and for Cabot L.P. The selected financial data presented below for the six months ended June 30, 2002 and for the years ended December 31, 2001 (on a combined basis), 2000 and 1999 and as of June 30, 2002, December 31, 2001 and 2000 have been derived from the financial statements of Cabot L.P. that have been audited by Deloitte & Touche LLP, independent public accountants, as indicated in their report included within this report on Form 10-K. This information should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

The selected financial data presented below for Cabot L.P. as of December 31, 1999 and as of and for the year ended December 31, 1998, and Cabot Partners as of and for the year ended December 31, 1997 is derived from Cabot L.P. and Cabot Partners financial statements and the notes thereto, not included in this report on Form 10-K.


                                                                         Cabot L.P.                                   Cabot Partners
                                         ---------------------------------------------------------------------------- --------------
                                                 As of and for                   As of and for                         As of and for
                                             the Six Months Ended               the Periods Ended                     the Year Ended
                                                   June 30,                        December 31,                         December 31,
                                         ---------------------------------------------------------------------------- --------------
In Thousands                                2002(1)      2001        2001(2)        2000        1999      1998(3),(4)      1997
                                         -----------  -----------   ----------  -----------  -----------  ----------- --------------
                                                      (unaudited)                                         (unaudited)
Operating Data
Rental Revenues                          $    94,613  $    90,891   $  188,243  $   172,512  $   121,389  $    74,255   $    9,080
Depreciation and amortization expenses        18,545       16,550       34,729       34,085       24,070       15,497          977
General and administrative expenses            2,451        5,222       11,380       10,134        8,965        6,845        7,045
Severance and merger expenses                      -            -       51,298            -            -            -            -

Net income from continuing operations         30,055       35,133       20,261       59,108       41,866       33,009        1,058
Discontinued operations                        6,134        9,244       16,837       19,844       21,821       17,949          N/A
Net income                                    36,189       44,377       37,098       78,952       63,687       50,958        1,058
Net income allocable to partnership
units                                         25,601       33,789       15,922       59,333       57,678       50,958          N/A

Balance Sheet Data
Total assets                             $ 2,150,368  $ 1,786,438  $ 2,240,068  $ 1,767,959  $ 1,593,484  $ 1,110,570   $    5,339
Total liabilities                            841,386      731,297    1,115,728      713,054      584,768      293,272          760
Total partners' equity/capital             1,308,982    1,055,141    1,124,340    1,054,905    1,008,716      817,298        4,579

Other Data
Cash flows provided by (used in):
  Operating activities                   $    52,987  $    58,091  $   118,526  $   109,461  $   101,293  $    78,726   $    1,062
  Investing activities                       (25,831)     (34,270)     (63,799)    (203,971)    (454,195)    (398,795)        (193)
  Financing activities                      (118,882)     (23,212)      42,821       75,506      372,608      322,369       (2,069)

(1) In April 2002, Cabot L.P. changed its fiscal year-end from December 31 to June 30. Accordingly, Cabot L.P.'s transition period from January 1, 2002 to June 30, 2002 is presented. The unaudited data for the six months ended
    June 30, 2001 is presented for comparative purposes only.

(2) Reflects the combined pre-and post-Merger periods.

(3) Represents activity for the period from the commencement of operations on February 4, 1998 through December 31, 1998.

(4) Amounts have been restated in accordance with Statement of Financial Accounting Standards No. 144. The restated financial statements are unaudited.

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

The schedule below sets forth Cabot L.P.'s 2001 consolidated results of operations. The period from January 1, 2001 to December 6, 2001 represents Cabot L.P.'s operations prior to the date of the Merger on an historical basis. The period from December 7, 2001 to December 31, 2001 reflects the operations of Cabot L.P. after the Merger and therefore reflects the operating impact of purchase accounting adjustments made to the assets and liabilities as previously described. In general, the recognition of straight-line rental revenue and depreciation, amortization and interest expense has been impacted by the new cost basis of the corresponding assets and liabilities on the balance sheet.

In April 2002, Cabot L.P. changed its fiscal year end from December 31 to June
30. Accordingly, the results of operations for 2002 compares the six months ended June 30, 2002 with the unaudited six months ended June 30, 2001. The six month period ended June 30, 2002 reflects the operations of Cabots L.P. after the Merger and therefore reflects the operating impact of purchase accounting adjustments made to the assets and liabilities as previously described. The six month period ended June 30, 2001 represents Cabot L.P's operations prior to the date of the Merger on an historical basis. In general, the recognition of straight-line rental revenue and depreciation, amortization and interest expense has been impacted by the new cost basis of the corresponding assets and liabilities on the balance sheet. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

On August 1, 2002, Cabot L.P., pursuant to an Agreement of Sale dated June 28, 2002, sold to CalEast all of its interest in Cabot Acquisition, a wholly-owned subsidiary of Cabot L.P. for $375,450,000, of which amount $300,450,000 was paid in cash and $75,000,000 was paid by the assumption of mortgage loans issued by TIAA to Cabot L.P. The assets sold included 46 buildings (the "Property" which is included within Assets Held for Sale), constituting approximately 16% of the assets of Cabot L.P., all of the improvements, leases, license and permits, and personal property which affects the Property, and all of Cabot Acquisition's service contracts and agreements (collectively, the "Assets"). The purchase price represented the fair market value of the Assets as of June 30, 2002, as determined by appraisers appointed by Calwest, less $75 million, constituting the outstanding principal balance of the assumed mortgage loans issued by TIAA to Cabot L.P., which mortgage loans were assumed by Caleast at the closing.

Cabot L.P. owns and operates a diversified portfolio of bulk distribution, multitenant distribution and "workspace" (light industrial, R&D and similar facilities) properties throughout the United States. As of June 30, 2002
Cabot L.P. owned 382 industrial properties. Cabot L.P.'s continuing portfolio consisted of 332 properties and its Assets Held for Sale consisted of 50 properties at June 30, 2002. The operations related to the Assets Held for Sale are presented as discontinued operations for all periods presented in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In the near term, Cabot L.P. expects to significantly reduce the pace of its acquisition of property. Furthermore, Cabot L.P. expects to re-evaluate the markets within which it operates as part of its portfolio strategy, which may result in the disposition of assets.

Management believes the following critical accounting policies represent the more significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for uncollectible rental income, which is established through a charge to the provision for uncollectible rental income, is based on management's evaluation of the level of the allowance required in relation to the estimated exposure in Rents and Other Receivables. Management believes the allowance for uncollectible accounts is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as tenant payment history and likelihood of a tenant's ability to continue as a going concern. The use of different estimates or assumptions could produce different provisions for possible uncollectible rental income. Investments in Real Estate are carried at cost, less accumulated depreciation. Management applies assumptions in determining the estimated lives of its Investments in Real Estate. Additionally in conjunction with the Merger, management has allocated Calwest's $2.1 billion purchase price to Cabot L.P.'s tangible assets and liabilities based on their respective fair values.

The combined 2001 pre- and post-merger periods have been compared to the year ended December 31, 2000 for purposes of management's discussion and analysis of the results of operations. Any references, below, to the year ended 2001 shall refer to the combined periods. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

                                                               Post-Merger            Pre-Merger
                                                            December 7, 2001-      January 1, 2001-
                                                            December 31, 2001      December 6, 2001       Combined
                                                            -----------------      ----------------       --------
                                                              (in thousands)        (in thousands)     (in thousands)
Revenues:

      Rental Income .....................................           $  13,505         $ 145,714         $ 159,219

      Tenant Reimbursements .............................               2,377            26,647            29,024
                                                                    ---------         ---------         ---------
                                                                       15,882           172,361           188,243

Expenses:

      Property Operating ................................               1,674            16,433            18,107

      Property Taxes ....................................               1,431            18,879            20,310

      Depreciation and Amortization .....................               2,364            32,365            34,729

      General and Administrative ........................                 517            10,863            11,380

      Severance and Merger Expenses .....................                  --            51,298            51,298

      Interest Expense ..................................               3,048            36,456            39,504
                                                                    ---------         ---------         ---------
                                                                        9,034           166,294           175,328

Other Income:

      Net Gain on Sales of Real Estate ..................                  --             4,042             4,042

      Interest and Other Income .........................                 196               754               950

      Earnings and Fees from Joint Ventures
       and Advisory Clients .............................                  93             2,261             2,354
                                                                    ---------         ---------         ---------

      Net Income from Continuing Operations .............               7,137            13,124            20,261
                                                                    ---------         ---------         ---------

      Discontinued Operations ...........................                 930            15,907            16,837
                                                                    ---------         ---------         ---------

      Net Income ........................................               8,067            29,031            37,098
                                                                    ---------         ---------         ---------

      Preferred Unitholder Distributions ................              (1,423)          (19,753)          (21,176)
                                                                    ---------         ---------         ---------
      Net Income Allocable to Partnership Units .........           $   6,644         $   9,278         $  15,922
                                                                    =========         =========         =========

RESULTS OF OPERATIONS

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

Net income allocable to partnership units for the six months ended June 30, 2002 totaled $25.6 million compared to $33.8 million for the six months ended June 30, 2001. The results for the six months ended June 30, 2001 include a gain on sale of real estate of $2.4 million. There were no sales of property during the six months ended June 30, 2002. After the consideration of the impact of the gain on sale of property in 2001, the decrease in net income allocable to partnership units in 2002 of approximately $5.8 million is primarily due a $3.1 million decrease in income earned from Discontinued Operations, increased depreciation and amortization expense, decreased operating margin from Continuing Operations and decreased fees from joint ventures and advisory clients, offset partially by decreased general and administrative expenses.

Rental revenues were $94.6 million, including tenant reimbursements of $14.6 million, for the six months ended June 30, 2002, compared to $90.9 million, including tenant reimbursements of $14.2 million, for the six months ended June 30, 2001. Rental revenue of $88.5 million and $87.2 million was generated for the six months ended June 30, 2002 and 2001, respectively, by the properties owned as of January 1, 2001 and still owned at June 30, 2002, excluding properties included in Discontinued Operations, and rental revenue of $6.1 million and $2.6 million for the six months ended June 30, 2002 and 2001, respectively, was generated by the properties acquired or developed after January 1, 2001. The remainder of rental revenue relates to sold properties.

Cabot L.P.'s operating margin (the ratio of rental revenues minus property operating and property tax expenses to rental revenues) decreased to approximately 75% for the six months ended June 30, 2002 compared with 79% for the six months ended June 30, 2001. The decrease is due to a change in the composition of leases (primarily as a result of the acquisition of multitenant and workspace properties) to include more leases where Cabot L.P. pays property and operating expenses and is reimbursed by the tenants compared to leases where the tenant pays these expenses directly. In addition, average occupancy for the entire property portfolio (including properties included within Discontinued Operations) decreased to 91.5% as of June 30, 2002 from 96.1% as of June 30, 2001. The operating margin is not significantly impacted by the purchase price adjustments.

Depreciation and amortization expense related to real estate investments was $18.5 million and $16.6 million for the six months ended June 30, 2002 and 2001, respectively. The increase relates primarily to the increased depreciation as a result of the increased cost basis of real estate assets recorded in conjunction with the Merger, offset by decreased amortization related to leasing costs, primarily as a result of the reduced basis recorded in connection with the Merger.

General and administrative expense decreased by $2.7 million from $5.2 million for the six months ended June 30, 2001 to $2.5 million for the six months ended June 30, 2002. The decrease is primarily due to decreased compensation and rental expenses. In conjunction with the Merger, all employees were terminated and all general and administrative duties subsequent to the Merger are performed by RREEF, Cabot L.P.'s investment manager.

Interest expense increased by approximately $0.7 million to $20.6 million for the six months ended June 30, 2002. The increase is primarily due to approximately $2.5 mi11ion of interest expense related to deferred financing costs for the Bridge Financing and a reduction in the amount of interest expense that was capitalized to development projects of approximately $1.3 million due to the completion and transfer of several development projects to operations and decreased investment in new development projects offset by a reduction of interest expense related to the amortization of the premium resulting from the debt revaluation made in conjunction with the Merger.

Interest and Other Income, which consisted primarily of interest earned on Cabot L.P.'s invested cash balances during the six months ended June 30, 2002, decreased $0.8 million to $0.4 million. The decrease is primarily due to lower interest rates available on invested cash balances, approximately $0.3 million of interest income earned in 2001 related to bridge loan financing provided to the Joint Ventures in 2001 and development fee revenues earned in 2001.

Earnings and Fees from Joint Ventures and Advisory Clients consists of earnings from the Joint Ventures accounted for under the equity method of approximately $0.6 million for the six months ended June 30, 2002 and development fees of approximately $0.2 million earned from Joint Venture arrangements. During the six months ended June 30, 2001, Cabot L.P. recorded earnings from Joint Ventures of approximately $0.4 million and earned acquisition, development and asset management fees of $0.9 million from its Joint Venture arrangements as well as from third party clients for which Cabot L.P. performed services. The decrease in Earnings and Fees from Joint Ventures and Advisory Clients is primarily attributable to acquisition fees that were earned from advisory clients in 2001. In conjunction with the Merger, RREEF was engaged to provide these services and therefore there are no acquisition and asset management fees earned by Cabot L.P. for the six months ended June 30, 2002. This decrease is partially offset by an increase in earnings from Joint Ventures attributable to the completion and placement of a development property placed into operations during 2002.

Distributions to Preferred Unitholders totaled $10.6 million for the six months ended June 30, 2002, which was unchanged from the $10.6 million that was distributed for the six months ended June 30, 2001.

Income from Discontinued Operations decreased approximately $3.1 million to $6.1 million for the six months ended June 30, 2002. Income from Discontinued Operations reflects the actual operating results for rental revenues, property operating, property tax and depreciation and amortization expenses for each of the properties included within Discontinued Operations and in 2002 also reflects an impairment expense related to assets sold to CalEast of $1.9 million. In addition, Income from Discontinued Operations also reflects approximately $3.0 million and $3.2 million of interest expense for each of the six months ended June 30, 2002 and 2001, respectively, related to the mortgage loans assumed by CalEast in connection with sale of certain property to CalEast. The decrease in Income from Discontinued Operations of approximately $3.1 million resulted from a decrease in income related to increased vacancy and the loss on the sale of property to CalEast.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

Net income allocable to partnership units for the year ended December 31, 2001 totaled $15.9 million compared to $59.3 million for the year ended December 31, 2000. The decrease is primarily due to the recognition of $51.3 million of severance and merger expenses offset primarily by a full year's earnings from additional investments in real estate.

Rental revenues were $188.2 million, including tenant reimbursements of $29.0 million, for the year ended December 31, 2001, compared to $172.5 million, including tenant reimbursements of $25.0 million, for the year ended December 31, 2000. Rental revenue of $152.2 million and $146.9 million was generated in 2001 and 2000, respectively, by the properties owned as of January 1, 2000 and still owned at December 31, 2001, excluding properties included in Discontinued Operations, and rental revenue of $32.1 million and $17.7 million in 2001 and 2000, respectively, was generated by the properties acquired or developed after January 1, 2000. The remainder of rental revenue relates to properties sold and properties under development.

The operating margin (the ratio of rental revenues minus property operating and property tax expense to rental revenues) remained unchanged at 80% for each of the years ended December 31, 2001 and 2000.

Depreciation and amortization expense related to real estate investments was $34.7 million and $34.1 million for the years ended December 31, 2001 and 2000, respectively. The increase relates primarily to amortization of increased deferred leasing costs and additional depreciation related to the new cost basis of real estate assets established in conjunction with the Merger.

General and administrative expense increased by $1.3 million from $10.1 million for the year ended December 31, 2000 to $11.4 million for the year ended December 31, 2001. The increase is primarily due to increased compensation and rental expenses. As a percentage of total rental revenues (including rental revenues earned by properties included in Discontinued Operations), general and administrative expense remained relatively stable at 5.0% in 2001 versus 4.8% in 2000. In conjunction with the Merger, all employees were terminated and all general and administrative duties subsequent to the Merger are performed by RREEF, Cabot L.P.'s investment manager.

In 2001, Cabot L.P. incurred expenses of $51.3 million related to the Merger. Severance expense payable to certain senior executives pursuant to employment agreements was $21.7 million, and severance expense payable to other employees pursuant to the Cabot Trust Severance Plan was $6.0 million. Expense recognized from distribution equivalent units (DEUs) payable to employees due to the change of control was $14.6 million, and other compensation expenses totaled $1.4 million. Other merger expenses incurred by Cabot L.P. prior to the Merger, primarily payable to financial advisors, were $7.6 million.

Interest expense of $39.5 million and $40.9 million was incurred related to Continuing Operations for the years ended December 31, 2001 and 2000, respectively. The decrease primarily results from a $4.8 million decrease in interest expense on the Cabot L.P. LIBOR-based facility partially offset by a $3.3 million increase of interest incurred on $55 million of medium term notes obtained in September of 2000. The decrease in interest expense on the Cabot L.P. LIBOR-based facility reflects a decrease in the average outstanding balance as well as a decrease in the average interest rate. The increase in interest expense related to the medium term notes reflects a full year of interest expense in 2001. Interest incurred on unsecured debt of $200 million remained relatively unchanged.

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

Income from Discontinued Operations decreased approximately $3.0 million to $16.8 million for the year ended December 31, 2001. Income from Discontinued Operations reflects the actual operating results for rental revenues, property operating, property tax and depreciation and amortization expenses for each of the properties included within Discontinued Operations. In addition, income from Discontinued Operations also reflects approximately $6.4 million and $2.6 million of interest expense for each of the years ended December 31, 2001 and 2000, respectively, related to the mortgage loans assumed by CalEast in connection with the sale of certain property to CalEast. The increase in interest expense of $3.8 million reflects a full year of interest expense in 2001 on the secured mortgage loans assumed by CalEast, which were obtained by Cabot L.P. in 2000. The increase in interest expense is offset by an increase in operating margin on the properties included with Discontinued Operations.

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

Net income allocable to partnership units for the year ended December 31, 2000 totaled $59.3 million, compared to $57.7 million for the year ended December 31, 1999. The increase in net income is due to increased income from real estate operations and joint ventures, and the negative impact of the Settlement of Treasury Lock in 1999, both offset by increased distributions to Preferred Unitholders.

Rental revenues were $172.5 million, including tenant reimbursements of $25.0 million, for the year ended December 31, 2000, compared to $121.4 million, including tenant reimbursements of $16.0 million, for the year ended December 31, 1999. Total rental revenue of $101.3 million and $97.4 million was generated in 2000 and 1999, respectively, by the properties owned as of January 1, 1999 and still owned at December 31, 2000, excluding properties included in Discontinued Operations, and rental revenue of $68.6 million and $21.8 million in 2000 and 1999, respectively, was generated by the properties acquired or developed after January 1, 1999, excluding properties included in Discontinued Operations. The remainder of rental revenue relates to properties sold.

Cabot L.P.'s operating margin (the ratio of rental revenues minus property operating and property tax expenses to rental revenues) decreased to approximately 80% for the year ended December 31, 2000 compared with 82% for the year ended December 31, 1999. The decrease is primarily due to a change in the composition of leases, primarily as a result of the acquisition of multitenant and workspace properties, to more leases where Cabot L.P. pays property and operating expenses and is reimbursed by the tenants compared to leases where the tenant pays these expenses directly. In addition, average occupancy for the entire property portfolio decreased to 97.2% in 2000 from 97.5% in 1999.

Depreciation and amortization related to real estate investments was $34.1 million and $24.1 million for the years ended December 31, 2000 and 1999, respectively. The increase reflects the acquisition of real estate assets in 2000, as well as a full year of expense related to 1999 acquisitions, excluding properties included in Discontinued Operations.

General and administrative expense increased by $1.2 million, to $10.1 million for the year ended December 31, 2000. The increase reflects additional annual incentive compensation for 2000 payable under Cabot L.P.'s compensation program and an increase in the number of personnel to manage the acquisition, development, asset management and financing activity related to the increase in the number of Cabot L.P.'s properties during the two-year period. As a percentage of total rental revenues (including rental revenues earned by properties included in Discontinued Operations), general and administrative expense decreased to 4.8% in 2000 from 5.7% in 1999.

Interest expense related to Continuing Operations increased by $15.6 million to $40.9 million for the year ended December 31, 2000. The increase is primarily due to additional borrowings under Cabot L.P.'s Facility compared to the prior year and the impact of a full year interest expense on $200 million of unsecured financing obtained during 1999. In addition, Cabot L.P.'s weighted average borrowing rate increased in 2000 due to an increase in the LIBOR rate for the Facility and the refinancing of approximately $55 million of the Facility with medium term notes in September of 2000 with a higher fixed interest rate.

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

Income from Discontinued Operations decreased approximately $2.0 million to $19.8 million for the year ended December 31, 2000. Income from Discontinued Operations reflects the actual operating results for rental revenues, property operating, property tax and depreciation and amortization expenses for each of the properties included within Discontinued Operations. In addition, income from Discontinued Operations also reflects approximately $2.6 million of interest expense for the year ended December 31, 2000, related to the mortgage loans assumed by CalEast in connection with the sale of certain property to CalEast. Cabot L.P. obtained the mortgage loans assumed by CalEast in 2000. Accordingly, no interest expense is included within income from Discontinued Operations for the year ended December 31, 1999 related to these mortgage loans.

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

On February 5, 2002, Cabot L.P. entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with JP Morgan Chase Bank as lead agent for a syndicate of banks. The $300 million in proceeds from the Revolving Credit Agreement were used to partially repay the Bridge Financing. The Revolving Credit Agreement is guaranteed by Cabot Trust and Calwest and provides for a loan amount of $300 million or such lesser amount as will enable Cabot L.P. to comply with all financial covenants. The loan is due in February 2005, and may be extended one year after payment of an extension fee of 20 basis points.

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

As of June 30, 2002, Cabot L.P. had $236.1 million of fixed rate debt secured by properties (excluding discounts and premiums), $290 million of unsecured borrowings under its Revolving Credit Agreement, $255 million of unsecured debt (excluding premiums) and a 36% debt-to-total undepreciated assets ratio. Cabot L.P. expects to maintain this ratio at 40% or less, but is not required to do so. On August 1, 2002, Cabot L.P. sold its interest in Cabot Acquisition LLC, a wholly owned subsidiary of Cabot L.P., which owned 46 properties, to CalEast for $375.5 million, of which $300.5 was paid in cash and $75 million was paid by assumption of Mortgage Loans. Proceeds from the sale amounting to $299.4 million were distributed to the common unitholder on August 15, 2002.

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
Money Market              Auction based                                 n/a


For Money Market loans, Cabot L.P. is able to request that the syndicate of banks bid on loan commitments, which may result in Cabot L.P. obtaining borrowings at interest rates lower than those available under either the Euro-Dollar or Base Rate borrowing types. As of September 30, 2002, the Revolving Credit Agreement has $286 million outstanding, bearing interest at a weighted average rate of 2.69%.

Additionally, the Revolving Credit Agreement has an expansion option, which allows Cabot L.P. to expand the total commitment to $400 million. This option must be exercised in the first 24 months of the term. The Revolving Credit Agreement is subject to various covenants, which are customary in nature, including a limit on distributions to 100% of cash flow, which excludes proceeds from sales or refinancings and a one-time right to distribute up to $75 million.

Cash and cash equivalents totaled $8.8 million at June 30, 2002, representing a decrease of $91.7 million, compared to December 31, 2001. This was the result of $53.0 million of cash generated from operating activities ($44.3 million generated by continuing operations and $8.7 million by discontinued operations), reduced by $25.8 million of cash used in investing activities and $118.9 million of cash used in financing activities.

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

Tenant defaults and bankruptcies may reduce our income and cash flow. We derived more than 98% of our continuing income from rental operations during the period January 1, 2002 through June 30, 2002. If a significant number of tenants fail to meet their lease obligations, our revenues and cash flow will decrease and we may be unable to make required debt service payments.

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

We may encounter significant delays in reletting vacant space with resulting losses of income. When leases of space in our properties expire, the leases may not be renewed, the related space may not be relet promptly or the terms of renewal or reletting, including the cost of required renovations, may be less favorable than the terms of the expiring leases. Leases covering approximately 18.8% of our total leased rentable space will expire in fiscal year 2003 and leases covering approximately 18.6% of our total rentable space will expire in fiscal year 2004 (excluding Assets Held for Sale, 19.8% and 19.0%), based on annualized net rent.

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

Phase I environmental site assessment reports were obtained by our original Contributing Investors in connection with their initial acquisitions of the properties, or were obtained by us in connection with the transactions resulting in our formation. In accordance with our acquisition policies, we have also obtained Phase I's for all of the properties that we have acquired since the date of our formation. Furthermore, we also intend to complete Phase I ESAs or environmental audits for each property annually. The purpose of Phase I's is to identify potential sources of contamination for which we may be responsible and to assess the status of environmental regulatory compliance. The earliest of the Phase I's for our properties were obtained in 1988. Commonly accepted standards and practices for Phase I's have evolved to encompass higher standards and more extensive procedures over the period from 1988 to the present. We expect that by December 31, 2002 the Phase I ESA for any property will be no greater than three years old.

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

We are a named insured on CalPERS' blanket insurance program. Accordingly, we carry commercial general liability insurance, standard "all-risk" property insurance, terrorism, flood, earthquake and rental loss insurance with respect to our properties with policy terms and conditions customarily carried for similar properties. We believe that our current insurance coverage (other than insurance coverage with respect to earthquakes for properties located in Northern California) is adequate. However, our insurance is subject to normal limitations on the amounts of coverage and some types of losses, (such as losses from wars, terrorism or from earthquakes for properties located in California) may be either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of the amount of our insurance coverage occur, we could lose the capital invested in a property, as well as the anticipated future revenue from that property, and we would continue to be obligated on any mortgage indebtedness or other obligations related to the property.

In light of the California earthquake risk, California building codes have since the early 1970s established construction standards for all new buildings and also contain guidelines for seismic upgrading of existing buildings that are intended to reduce the possibility and severity of loss from earthquakes. The construction standards and upgrading, however, do not eliminate the possibility of earthquake loss. It is our current policy to obtain earthquake insurance if available at acceptable cost. As of June 30, 2002, all of our 85 properties located in California are covered by earthquake insurance in amounts we believe to be reasonable. We currently maintain blanket earthquake insurance coverage for all properties located outside California in amounts we believe to be reasonable.

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

Cabot L.P. is exposed to market risk in the form of the effects of changes in market interest rates on its existing and proposed debt financing. Its Revolving Credit Agreement bears a variable rate of interest (a weighted average rate of 2.69% at September 30, 2002), while the interest rates on proposed fixed-rate unsecured and secured debt instruments will usually be based on Treasury securities yields plus a market-based spread. Cabot L.P. has entered into various forms of interest rate protection agreements with investment-grade financial institutions from time to time for the purpose of managing a portion of its interest rate risk. For variable rate borrowings, these agreements include interest rate swap, interest rate collar and interest rate cap agreements that are intended to limit Cabot L.P.'s effective cost on variable rate borrowings, either within an agreed range or below an agreed maximum level. For proposed long-term instruments, Cabot L.P. has also entered into "Treasury Lock transactions" that are intended to set the Treasury securities component of the interest cost in advance through agreements for the sale of Treasury securities having notional amounts and maturities comparable to Cabot L.P.'s intended debt issuance. Cabot L.P. does not enter into interest rate protection agreements or any other form of derivative financial instruments for speculative trading purposes.

As of June 30, 2002, Cabot L.P. was not a party to any interest rate protection agreements, and therefore taking into account $290 million of variable rate borrowings that Cabot L.P. had outstanding under its Revolving Credit Facility at June 30, 2002, an instantaneous increase of 100 basis points in LIBOR at that date would, if LIBOR remained at the increased levels thereafter, result in an estimated $2.9 million reduction in Cabot L.P.'s net income in fiscal year 2003. This estimate is provided for the purpose of illustrating the possible effects on Cabot L.P.'s results of operations of changing interest rates and assumes that the Revolving Credit Facility is still outstanding. It does not take into account any other effects that changes in interest rates might have on Cabot L.P.'s operations, such as higher interest rates on new fixed rate borrowings, nor does it consider any additional interest rate protection agreements that Cabot L.P. might enter into in reaction to, or in anticipation of, changes in interest rates. While an increase in LIBOR of 100 basis points over a relatively short time period is possible, it is unlikely that interest rates would increase instantaneously or stay at the same rate for a sustained period as assumed for purposes of the illustration.

As of June 30, 2002, Cabot L.P. also had $236.1 million of fixed rate debt (excluding premiums and discounts) at stated rates ranging from 7.25% to 9.67% secured by certain properties (of which $75 million was assumed by CalEast on August 1, 2002), $200.0 million (excluding premiums) of fixed rate unsecured debt at a stated rate of 7.125% and $55.0 million (excluding premiums) of unsecured Medium Term Notes at a weighted average stated rate of 8.4%. The current and future use of fixed rate debt is advantageous to Cabot L.P., as compared with variable rate debt, in times of rising interest rates. However, in an environment of falling interest rates, fixed rate debt would place Cabot L.P. at a disadvantage as compared with competitors having larger components of variable rate debt.

Item 8.     Financial Statements and Supplementary Data

CABOT INDUSTRIAL PROPERTIES, L.P.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                                       Page
INDEPENDENT AUDITORS' REPORT                                                           39

CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets as of June 30, 2002, December 31, 2001 and 2000         40

   Consolidated Statements of Operations for the Periods from January 1, 2002 to
     June 30, 2002, January 1, 2001 to June 30, 2001 (unaudited), December 7,
     2001 to December 31, 2001 and January 1, 2001 to December 6, 2001, and for
     the Years Ended December 31, 2000 and 1999                                        41

   Consolidated Statements of Partners' Equity for the Periods from January 1,
     2002 to June 30, 2002, December 7, 2001 to December 31, 2001 and January 1,
     2001 to December 6, 2001, and for the Years Ended December 31, 2000 and
     1999                                                                              43

   Consolidated Statements of Cash Flows for the Periods from January 1, 2002 to
     June 30, 2002, January 1, 2001 to June 30, 2001 (unaudited), December 7,
     2001 to December 31, 2001 and January 1, 2001 to December 6, 2001, and for
     the Years Ended December 31, 2000 and 1999                                        44

   Notes to Consolidated Financial Statements                                          48

SUPPLEMENTAL SCHEDULE:

Schedule III - Real Estate and Accumulated Depreciation                                67

INDEPENDENT AUDITORS' REPORT

To the Partners of
Cabot Industrial Properties, L.P.:

We have audited the accompanying consolidated balance sheets of Cabot Industrial Properties, L.P. and subsidiaries (Cabot L.P.), as of June 30, 2002, and December 31, 2001 and 2000, and the related consolidated statements of operations, partners' equity and cash flows for the periods from January 1, 2002 to June 30, 2002, December 7, 2001 to December 31, 2001 and January 1, 2001 to December 6, 2001 and for the years ended December 31, 2000 and 1999. Our audits also included the supplemental schedule listed in the Index at Item 8. These financial statements and supplemental schedule are the responsibility of Cabot L.P.'s management. Our responsibility is to express an opinion on these consolidated financial statements and supplemental schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cabot Industrial Properties, L.P. and subsidiaries as of June 30, 2002, and December 31, 2001 and 2000 and the results of their operations and their cash flows for the periods from January 1, 2002 to June 30, 2002, December 7, 2001 to December 31, 2001 and January 1, 2001 to December 6, 2001 and for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such supplemental schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As explained in Note 2 to the consolidated financial statements, Cabot L.P. implemented SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002, and restated prior year amounts to reflect discontinued operations. As described in Note 2, Cabot L.P. accounted for the Merger Transactions in accordance with SEC Staff Accounting Bulletin
(SAB) No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances. The assets and liabilities of Cabot L.P. were restated on December 7, 2001 to reflect the purchase price. Effective January 1, 2001, Cabot L.P. changed its method of accounting for its derivative instruments and hedging activities.


DELOITTE & TOUCHE LLP
San Francisco, California
October 11, 2002

CABOT INDUSTRIAL PROPERTIES, L.P.

CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                              As of June 30,       As of December 31,
ASSETS                                                                              2002          2001           2000
INVESTMENT IN REAL ESTATE:
  Land                                                                          $  361,745    $  345,716     $  275,841
  Buildings                                                                      1,295,713     1,268,407      1,060,203
  Less: accumulated depreciation                                                   (18,345)       (2,095)       (56,721)
                                                                                ----------    ----------     ----------

        Net rental properties                                                    1,639,113     1,612,028      1,279,323
                                                                                ----------    ----------     ----------

  Properties under development                                                      41,330        75,968         63,676
                                                                                ----------    ----------     ----------

                                                                                 1,680,443     1,687,996      1,342,999
                                                                                ----------    ----------     ----------

OTHER ASSETS:
  Cash and cash equivalents                                                          8,825       100,551          3,003
  Rents and other receivables, net of allowance for uncollectible accounts
    of $3,761, $1,727 and $982 in 2002, 2001 and 2000, respectively                  5,678         6,056          3,432
  Deferred rent receivable                                                           3,424           511          9,731
  Deferred lease acquisition costs, net                                             14,375        15,758         29,567
  Deferred financing costs, net                                                      1,928         2,363          4,826
  Investment in and advances to related party                                            -             -            750
  Investment in and notes receivable from joint ventures                            18,014        16,907         12,518
  Assets held for sale                                                             405,338       401,389        344,296
  Other assets                                                                      12,343         8,537         16,837
                                                                                ----------    ----------     ----------

TOTAL ASSETS                                                                    $2,150,368    $2,240,068     $1,767,959
                                                                                ==========    ==========     ==========

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Mortgage debt                                                                 $  163,986    $  166,815     $  174,327
  Mortgage debt held for sale                                                       78,642        78,827         75,000
  Unsecured debt                                                                   262,959       264,568        255,000
  Bridge financing                                                                       -       500,000              -
  Line of credit borrowings                                                        290,000             -        149,000
  Accounts payable                                                                     800         1,448          1,160
  Accrued real estate taxes                                                         14,122        13,179         11,385
  Distributions payable                                                                567        17,567         16,069
  Tenant security deposits and prepaid rents                                        12,444        13,301         11,395
  Accrued severance expense                                                            402        28,502              -
  Amounts payable to related parties                                                 2,514         7,456              -
  Other liabilities                                                                 14,950        24,065         19,718
                                                                                ----------    ----------     ----------

                                                                                   841,386     1,115,728        713,054
                                                                                ----------    ----------     ----------

COMMITMENTS AND CONTINGENCIES (NOTE 11)

PARTNERS' EQUITY:
  General partner's equity                                                       1,069,982       885,340        759,780
  Limited partners' equity                                                               -             -         56,920
  Preferred unitholders' equity                                                    239,000       239,000        238,205
                                                                                ----------    ----------     ----------

TOTAL PARTNERS' EQUITY                                                           1,308,982     1,124,340      1,054,905
                                                                                ----------    ----------     ----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                          $2,150,368    $2,240,068     $1,767,959
                                                                                ==========    ==========     ==========

See notes to consolidated financial statements.

CABOT INDUSTRIAL PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
--------------------------------------------------------------------------------

                                                                         Periods
                                       ---------------------------------------------------------------------------
                                        January 1, 2002 - January 1, 2001 - December 7, 2001 - January 1, 2001 -
                                          June 30, 2002     June 30, 2001   December 31, 2001 December 6, 2001
                                                             (Unaudited)
REVENUES:
  Rental income                              $80,017         $76,698             $13,505          $145,714
  Tenant reimbursements                       14,596          14,193               2,377            26,647
                                             -------         -------             -------          --------

                                              94,613          90,891              15,882           172,361

EXPENSES: (See Note 9 for Related Party
 transactions)
  Property operating                          12,480           8,761               1,674            16,433
  Property taxes                              11,566          10,150               1,431            18,879
  Depreciation and amortization               18,545          16,550               2,364            32,365
  General and administrative                   2,451           5,222                 517            10,863
  Severance and merger expenses                    -               -                   -            51,298
  Interest                                    20,621          19,961               3,048            36,456
  Settlement of treasury lock                      -               -                   -                 -
                                             -------         -------             -------          --------

         Total expenses                       65,663          60,644               9,034           166,294

OTHER INCOME:
  Net gain on sales of real estate                 -           2,414                   -             4,042
  Interest and other income                      373           1,211                 196               754
  Earnings and fees from joint ventures
    and advisory clients                         732           1,261                  93             2,261
                                             -------         -------             -------          --------

  Net income from continuing operations       30,055          35,133               7,137            13,124
                                             -------         -------             -------          --------

DISCONTINUED OPERATIONS                        6,134           9,244                 930            15,907
                                             -------         -------             -------          --------

NET INCOME                                    36,189          44,377               8,067            29,031
                                             -------         -------             -------          --------

  Preferred unitholder distributions         (10,588)        (10,588)             (1,423)          (19,753)
                                             -------         -------             -------          --------
NET INCOME ALLOCABLE TO
  PARTNERSHIP UNITS                          $25,601         $33,789             $ 6,644          $  9,278
                                             =======         =======             =======          ========

See notes to consolidated financial statements.                                                  (continued)

                                                             Years Ended
                                           -----------------------------------------------

                                                December 31, 2000   December 31, 1999
REVENUES:
  Rental income                                    $147,559            $105,437
  Tenant reimbursements                              24,953              15,952
                                                   --------            --------

                                                    172,512             121,389

EXPENSES:
  Property operating                                 15,773              10,015
  Property taxes                                     18,023              12,368
  Depreciation and amortization                      34,085              24,070
  General and administrative                         10,134               8,965
  Severance and merger expenses                           -                   -
  Interest                                           40,942              25,360
  Settlement of treasury lock                             -               2,492
                                                   --------            --------

         Total expenses                             118,957              83,270

OTHER INCOME:
  Net gain on sales of real estate                    2,639               2,751
  Interest and other income                           2,092                 996
  Earnings and fees from joint ventures
    and advisory clients                                822                   -
                                                   --------            --------

  Net income from continuing operations              59,108              41,866
                                                   --------            --------

DISCONTINUED OPERATIONS                              19,844              21,821
                                                   --------            --------

NET INCOME                                           78,952              63,687
                                                   --------            --------

  Preferred unitholder distributions                (19,619)             (6,009)
                                                   --------            --------
NET INCOME ALLOCABLE TO
  PARTNERSHIP UNITS                                $ 59,333            $ 57,678
                                                   ========            ========

See notes to consolidated financial statements.

CABOT INDUSTRIAL PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
(In Thousands, Except Partnership Unit Amounts)
--------------------------------------------------------------------------------

                                                              Common                             Preferred
                                              ---------------------------------------    ----------------------------
                                                               General      Limited                                       Total
                                                Partnership   Partner's    Partners'       Partnership  Unitholders'    Partners'
                                                   Units       Equity       Equity            Units        Equity        Equity
BALANCE, DECEMBER 31, 1998                      43,490,472   $  348,987   $ 468,311                 -   $         -    $  817,298

  Issuance of Units                                177,448            -       3,413         6,100,000       189,805       193,218
  Conversion of Units                                    -      419,082    (419,082)                -             -             -
  Net Income                                             -       49,048       8,630                 -         6,009        63,687
  Distributions                                          -      (55,375)     (4,103)                -        (6,009)      (65,487)
                                                ----------   ----------   ---------      ------------   -----------    ----------

BALANCE, DECEMBER 31, 1999                      43,667,920      761,742      57,169         6,100,000       189,805     1,008,716

  Issuance of Units                                      -            -           -         2,000,000        48,400        48,400
  Issuance of Warrants                                   -          513          37                 -             -           550
  Exercise of Options                                  413            -           -                 -             -             -
  Conversion of Units                                    -           96         (96)                -             -             -
  Net Income                                             -       55,193       4,140                 -        19,619        78,952
  Distributions                                          -      (57,684)     (4,325)                -       (19,619)      (81,628)
  Other                                                  -          (80)         (5)                -             -           (85)
                                                ----------   ----------   ---------      ------------   -----------    ----------

BALANCE, DECEMBER 31, 2000                      43,668,333      759,780      56,920         8,100,000       238,205     1,054,905

  Exercise of Options                               11,818            -         228                 -             -           228
  Conversion of Units                                    -       11,775     (11,775)                -             -             -
  Effect of Unit Transactions                            -           96         (96)                -             -             -
  Settlement of Options/DEUs                             -      (21,828)          -                 -             -       (21,828)
  Purchase of Units by General Partner                   -       45,273     (45,273)                -             -             -
  Other Comprehensive Income                             -       (2,379)       (181)                -             -        (2,560)
  Net Income                                             -        6,011       3,267                 -        19,753        29,031
                                                ----------   ----------   ---------      ------------   -----------    ----------
  Total Comprehensive Income                             -        3,632       3,086                 -        19,753        26,471
                                                ----------   ----------   ---------      ------------   -----------    ----------
  Distributions                                          -      (45,383)     (3,090)                -       (19,753)      (68,226)
  Impact of Merger Transactions on historical
   equity                                                -     (753,345)          -                 -           795      (752,550)
                                                ----------   ----------   ---------      ------------   -----------    ----------

BALANCE, DECEMBER 6, 2001                       43,680,151            -           -         8,100,000       239,000       239,000

  Investment by Calwest (Note 3)                         -      895,696           -                 -             -       895,696
  Net Income                                             -        6,644           -                 -         1,423         8,067
  Distributions                                          -      (17,000)          -                 -        (1,423)      (18,423)
                                                ----------   ----------   ---------      ------------   -----------    ----------

BALANCE, DECEMBER 31, 2001                      43,680,151      885,340           -         8,100,000       239,000     1,124,340

  Contributions from Cabot Trust                   (62,156)           -           -                 -             -             -
  Issuance of Units                              9,361,891      193,041           -                 -             -       193,041
  Net Income                                             -       25,601           -                 -        10,588        36,189
  Distributions                                          -      (34,000)          -                 -       (10,588)      (44,588)
                                                ----------   ----------   ---------      ------------   -----------    ----------

BALANCE, JUNE 30, 2002                          52,979,886   $1,069,982   $       -         8,100,000   $   239,000    $1,308,982
                                                ==========   ==========   =========      ============   ===========    ==========

See notes to consolidated financial statements.

CABOT INDUSTRIAL PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, except Partnership Units)
--------------------------------------------------------------------------------

                                                                                             Periods
                                                            -----------------------------------------------------------------------
                                                            January 1, 2002-  January 1, 2001-  December 7, 2001-   January 1, 2001-
                                                             June 30, 2002     June 30, 2001    December 31, 2001   December 6, 2001
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income from continuing operations                          $ 30,055       $  35,133           $ 7,137           $ 13,124
  Adjustments to reconcile net income to cash
    provided by operating activities:
  Depreciation and amortization                                    18,545          16,550             2,364             32,365
  Amortization of deferred financing costs                          2,907             950               376              1,613
  Straight-line rent                                               (2,913)         (1,869)             (510)            (3,511)
  Cabot L.P.'s share of net income of equity investments             (557)           (351)              (69)               (42)
  Net gain on sales of real estate                                      -          (2,414)                -             (4,042)
  Decrease (increase) in rents and other receivables                  378            (966)             (144)            (1,325)
  (Decrease) increase in accounts payable                            (730)            (52)             (438)               690
  (Increase) decrease in other assets                              (4,014)            294             2,173               (696)
  Increase in accrued real estate taxes                               943             479             1,264                530
  (Decrease) increase in tenant security deposits and
   prepaid rents                                                     (857)          1,776            (7,449)             9,355
  (Decrease) increase in other liabilities                            578          (4,524)          (10,991)            52,788
                                                                 --------       ---------           -------           --------
           Net cash provided by (used in) continuing
            operations activity                                    44,335          45,006            (6,287)           100,849
           Net cash provided by discontinued operations             8,652          13,085             1,415             22,549
                                                                 --------       ---------           -------           --------
           Net cash provided by (used in) operating
            activities                                             52,987          58,091            (4,872)           123,398
                                                                 --------       ---------           -------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments in real estate                          (3,087)        (35,292)           (1,221)           (14,348)
  Properties under development                                    (18,622)              -                 -            (50,289)
  Proceeds from sales of real estate                                    -               -             7,406              5,211
  Proceeds from contributions of real estate to
    joint venture                                                       -           5,076                 -              5,712
  Purchases of and increases in lease acquisition costs            (1,044)              -              (372)            (8,624)
  Improvements to real estate                                      (2,586)              -              (619)            (7,535)
  Notes receivable from joint ventures                                  -          (4,705)                -              3,329
  Investment in joint ventures                                       (550)         (4,418)               27             (6,434)
  Acquisition deposits, net                                             -               -                 -                148
  Advances to Cabot Advisors, net                                       -            (871)                -                821
  Proceeds from consolidation of Cabot Advisors                         -               -             3,697                  -
  Purchases of furniture, fixtures and equipment                        -               -                 -               (608)
  Other                                                                58           5,940                 -               (100)
                                                                 --------       ---------           -------           --------
           Net cash provided by (used in)
           investing activities                                   (25,831)        (34,270)            8,918            (72,717)

                                                                                                                        (Continued)

                                                                                Years Ended
                                                                -----------------------------------------
                                                                  December 31, 2000   December 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income from continuing operations                               $  59,108            $ 41,866
  Adjustments to reconcile net income to cash provided by
    operating activities
  Depreciation and amortization                                          34,085              24,070
  Amortization of deferred financing costs                                1,500               1,003
  Straight-line rent                                                     (5,208)             (2,662)
  Cabot L.P.'s share of net income of equity investments                   (518)                  -
  Net gain on sales of real estate                                       (2,639)             (2,751)
  Decrease (increase) in rents and other receivables                        396                (956)
  (Decrease) increase in accounts payable                                   258                 419
  (Increase) decrease in other assets                                   (12,016)                594
  Increase in accrued real estate taxes                                   1,131               2,945
  (Decrease) increase in tenant security deposits
    and prepaid rents                                                       190               6,249
  (Decrease) increase in other liabilities                                5,772               2,467
                                                                   ------------       -------------
           Net cash provided by (used in) continuing
            operations activity                                          82,059              73,244
           Net cash provided by discontinued operations                  27,402              28,049
                                                                   ------------       -------------
           Net cash provided by (used in) operating
            activities                                                  109,461             101,293
                                                                   ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments in real estate                              (125,458)           (402,150)
  Properties under development                                          (52,818)            (52,996)
  Proceeds from sales of real estate                                     10,887              16,079
  Proceeds from contributions of real estate to joint venture                 -                   -
  Purchases of and increases in lease acquisition costs                 (19,613)            (12,369)
  Improvements to real estate                                            (3,060)             (1,938)
  Notes receivable from joint ventures                                   (3,329)                  -
  Investment in joint ventures                                           (8,040)                  -
  Acquisition deposits, net                                                (366)               (844)
  Advances to Cabot Advisors, net                                          (278)               (523)
  Proceeds from consolidation of Cabot Advisors                               -                   -
  Purchases of furniture, fixtures and equipment                           (145)                (83)
  Other                                                                  (1,751)                629
                                                                   ------------       -------------
           Net cash provided by (used in)
           investing activities                                        (203,971)           (454,195)

                                                                     (Continued)
                                       45

CABOT INDUSTRIAL PROPERTIES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, except Partnership Units)
--------------------------------------------------------------------------------

                                                                                           Periods
                                                         ---------------------------------------------------------------------------
                                                         January 1, 2002 -  January 1, 2001 -  December 7, 2001 -  January 1, 2001 -
                                                          June 30, 2002      June 30, 2001     December 31, 2001   December 6, 2001
                                                                               (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of unsecured debt                            -                -                  -                 -
  Proceeds from issuance of preferred units, net                      -                -                  -                 -
  Proceeds from issuance of mortgage debt                             -                -                  -                 -
  Proceeds from issuance of bridge financing                          -                             500,000
  Distributions paid to common unitholders                      (51,000)         (31,659)                 -           (63,976)
  Line of credit (repayments) borrowings, net                   (10,000)          22,000           (260,600)          111,600
  Distributions paid to preferred unitholders                   (10,588)          (8,194)            (3,893)          (17,284)
  Mortgage debt principal repayments                             (2,242)          (4,266)              (372)          (13,129)
  Repayment of Bridge financing                                  (7,406)               -                  -                 -
  Increase in deferred financing costs                           (2,320)          (1,076)            (2,739)           (1,084)
  Proceeds from the issuance of common units, net                   149                -                  -                 -
  Settlement of interest rate swap agreements                         -                -             (2,558)                -
  Repurchase of partnership units                                     -                -           (158,516)                -
  Employee stock option/DEU and other merger
    transactions                                                (35,475)               -            (44,595)                -
  Other                                                               -              (17)                 -               (33)
                                                              ---------         --------          ---------          --------

       Net cash provided by (used in) financing activities     (118,882)         (23,212)            26,727            16,094

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                              (91,726)             609             30,773            66,775

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                 100,551            3,003             69,778             3,003
                                                               --------         --------          ---------          --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                      $  8,825         $  3,612          $ 100,551          $ 69,778
                                                               ========         ========          =========          ========
CASH PAID FOR INTEREST, Net of amounts capitalized             $ 23,605         $ 22,338          $   1,246          $ 42,063
                                                               ========         ========          =========          ========

                                                                      Years Ended
                                                           -------------------------------------
                                                           December 31, 2000   December 31, 1999
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of unsecured debt                      55,000              200,000
  Proceeds from issuance of preferred units, net                47,650              191,383
  Proceeds from issuance of mortgage debt                       75,527               93,215
  Proceeds from issuance of bridge financing                         -                    -
  Distributions paid to common unitholders                     (61,354)             (58,641)
  Line of credit (repayments) borrowings, net                  (14,000)             (37,000)
  Distributions paid to preferred unitholders                  (19,642)              (5,419)
  Mortgage debt principal repayments                            (4,170)              (5,737)
  Repayment of bridge financing                                      -                    -
  Increase in deferred financing costs                          (3,420)              (2,627)
  Proceeds from the issuance of common units, net                  (85)              (1,412)
  Settlement of interest rate swap agreements                        -                    -
  Repurchase of partnership units                                    -                    -
  Employee stock option/DEU and other merger
    transactions                                                     -                    -
  Other                                                              -               (1,154)
                                                              --------             --------

       Net cash provided by (used in) financing activities      75,506              372,608

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                             (19,004)              19,706

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                 22,007                2,301
                                                              --------             --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                     $  3,003             $ 22,007
                                                              ========             ========
CASH PAID FOR INTEREST, Net of amounts capitalized            $ 40,699             $ 23,224
                                                              ========             ========

DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  In January 2002, Cabot Trust contributed 62,156 Partnership Units to
  Cabot L.P.

  In February 2002, CalWest repaid $192,892 of the Bridge Financing, including $298 of accrued interest, on behalf of Cabot L.P. in exchange for an additional 9,354,591 Partnership Units issued to Cabot Trust.

  In February 2002, Cabot L.P. entered into and borrowed $300,000 under the Revolving Credit Facility. The proceeds directly paid down a portion of the Bridge Financing.

  In conjunction with the Merger Transactions, Cabot L.P. assumed indebtedness of $1,010,927 and other net assets of $28,264.

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

  At June 30, 2002, December 31, 2001, December 6, 2001, June 30, 2001,
  December 31, 2000 and 1999, accrued capital expenditures (including amounts included in accounts payable) totaled $4,363, $2,410, $2,823, $7,749, $3,525 and $6,520, accrued development costs totaled $4,389, $10,838, $6,712, $796,
  $5,216 and $3,610 and accrued preferred equity offering costs totaled $0, $0, $795, $47, $828 and $1,578.

See notes to consolidated financial statements.

CABOT INDUSTRIAL PROPERTIES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
--------------------------------------------------------------------------------

1.    GENERAL

      Organization - Cabot Industrial Properties, L.P. (Cabot L.P.), a Delaware limited partnership, was formed on October 10, 1997. The general partner of Cabot L.P. is Cabot Industrial Trust (Cabot Trust), a Maryland real estate investment trust which was also formed on October 10, 1997. As the general partner of Cabot L.P., Cabot Trust has the exclusive power under the agreement of limited partnership to manage and conduct the business of Cabot L.P. Cabot Trust is an externally-managed real estate company which qualifies as a real estate investment trust (a REIT) for federal income tax purposes.

      As of June 30, 2002, Cabot L.P. owned a geographically diversified portfolio of 382 industrial properties having an aggregate of approximately 43 million square feet, approximately 91% of which space was leased to 774 tenants (see Note 2 for a discussion of Assets Held For
      Sale).

      The Merger Transactions - On December 7, 2001, pursuant to an Agreement and Plan of Merger, dated as of October 28, 2001, among Cabot Trust, Calwest Industrial Properties, LLC, a California limited liability company (Calwest) and Rooster Acquisition Corp., a Maryland corporation and wholly-owned subsidiary of Calwest (Rooster), Cabot Trust and Rooster effected a merger (the Merger Transactions) whereby Rooster merged with and into Cabot Trust, with Cabot Trust being the surviving entity. As part of the Merger Agreement, (i) the trustees and executive officers of Cabot Trust and their affiliates entered into shareholder agreements with Calwest, Rooster, Cabot Trust and Cabot L.P., under which they agreed to tender their shares, and in some instances, to sell their common units of limited partner interest in Cabot L.P. to Calwest; and (ii) certain holders of limited partnership units entered into unitholder agreements with Calwest, Rooster, Cabot Trust and Cabot L.P., under which they agreed to convert their common units of limited partner interest (Partnership Units) into Cabot Trust common shares of beneficial interest (Common Shares) and tender such Common Shares. In addition, pursuant to an Option Agreement, dated as of October 28, 2001, between Cabot Trust and Calwest, Calwest under specified circumstances had the right, with certain defined limitations, to acquire newly issued Common Shares at a price of $24.00 per share. Upon consummation of the Merger Transactions, (i) Cabot Trust became a wholly-owned subsidiary of Calwest and (ii) the then outstanding Common Shares were converted into the right to receive a cash payment of $24.00 per Common Share. As a result of the Merger and related transactions, all Partnership Units in Cabot L.P. are owned by Cabot Trust.

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

      In conjunction with the Merger Transactions, Cabot L.P. acquired all the outstanding common stock of Cabot Advisors, Inc. (Cabot Advisors) and as a result, Cabot L.P.'s financial statements as of June 30, 2002 and for the periods from January 1, 2002 to June 30, 2002 and December 7, 2001 to December 31, 2001 include Cabot Advisors' financial position and results of operations on a consolidated basis.

      Other Transactions - In January 2002, Cabot Trust contributed 62,156 Partnership Units to Cabot L.P., thereby decreasing Cabot L.P.'s outstanding Partnership Units to 43,617,995, and then issued an additional 7,300 Partnership Units which resulted in proceeds of approximately $150,000. In February 2002, Cabot L.P. also issued 9,354,591 Partnership Units which resulted in proceeds of $192.9 million. These proceeds, combined with the proceeds from the Revolving Credit Agreement and proceeds from a sale of real estate were used to repay the outstanding balance on the Bridge Financing (see Note 4).

      Cumulative Redeemable Perpetual Preferred Equity - During 2000 and 1999, Cabot L.P. completed private sales of the following Cumulative Redeemable Perpetual Preferred Units (the Preferred Units):

         Sale Date                    Series           Unit Price        Liquidation Value      Net Proceeds
         May 25, 2000            8.950% Series H          $ 25             $ 35,000,000         $ 34,100,000
         March 23, 2000          8.875% Series G            25               15,000,000           14,600,000
         December 22, 1999       8.500% Series F            25               45,000,000           44,225,000
         December 9, 1999        8.375% Series E            50               10,000,000            9,730,000
         September 27, 1999      8.375% Series D            50               10,000,000            9,725,000
         September 3, 1999       8.625% Series C            25               65,000,000           63,310,000
         April 29, 1999          8.625% Series B            50               65,000,000           63,310,000
                                                                           ------------         ------------

                                                                           $245,000,000         $239,000,000
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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Cabot L.P. and its subsidiaries over which it exercises control. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Change in Fiscal Year End - In April 2002, Cabot L.P. changed its fiscal year end from December 31 to June 30 in order to conform to Calwest's fiscal year end. Accordingly, Cabot L.P.'s transition period, which ended on June 30, 2002, is the six month period from January 1, 2002 to June 30, 2002. The unaudited consolidated statements of operations and cash flows for the six months ended June 30, 2001 are presented for comparative purposes only.

      Effect of Merger Transactions on Presentation - The Merger Transactions have been accounted for under the purchase method of accounting. As allowed under SEC Staff Accounting Bulletin (SAB) No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, Cabot L.P. has elected to record the effect of the purchase accounting (push down accounting) in its financial position as of December 7, 2001. Push down accounting requires an entity to establish a new basis for its assets and liabilities based on the amount paid for its ownership. The acquiring entity's (Calwest's) basis is reflected in the acquired entities' (Cabot L.P.'s and Cabot Trust's) financial statements. In order to apply push down accounting, Calwest's purchase price of $2.1 billion was allocated to the assets and liabilities of Cabot L.P. based on their relative fair values. For Cabot L.P., the new basis primarily impacts investments in real estate and related depreciation, debt and associated deferred financing costs and interest expense, as well as recognition of rental revenue.

      Effect of Merger Transactions on Presentation (Continued) - Historically, although Cabot L.P. owned 100% of the nonvoting preferred stock of Cabot Advisors, control did not rest with Cabot L.P. as 100% of the common stock was owned by an officer of Cabot Trust, therefore Cabot L.P.'s investment in Cabot Advisors had been accounted for under the equity method of accounting. In conjunction with the Merger Transactions, Cabot L.P. acquired the controlling interest. As a result, the results of operations and the financial position of Cabot Advisors is reflected on a consolidated basis prospectively, beginning December 7, 2001.

      Cabot L.P.'s consolidated results of operations for the periods January 1, 2001 to December 6, 2001 and January 1, 2001 to June 30, 2001 reflect the historical operating results prior to the Merger Transactions. Cabot L.P.'s consolidated results of operations for the six months ended June 30, 2002 and for the period December 7, 2001 to December 31, 2001 reflect the operations of Cabot L.P. subsequent to the Merger Transactions and the impact of purchase accounting adjustments. The consolidated financial statements for the years ended 2000 and 1999 represent the historical results of operations of Cabot L.P.

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management evaluates its estimates, including those related to bad debts, depreciable lives and purchase price allocations. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management's estimates and assumptions under different assumptions or conditions.

      Management believes the following critical accounting policies represent the more significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for uncollectible rental income which is established through a charge to the provision for uncollectible accounts is based on management's evaluation of the level of the allowance required in relation to the estimated exposure in Rents and Other Receivables. Management believes the allowance for uncollectible accounts is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as tenant payment history and likelihood of a tenant's ability to continue as a going concern. The use of different estimates or assumptions could produce different provisions for possible uncollectible rental income. Investments in Real Estate are carried at cost, less accumulated depreciation. Management applies assumptions in determining the estimated lives of its Investments in Real Estate. Additionally, in conjunction with the Merger Transactions, management has allocated Calwest's $2.1 billion purchase price to Cabot L.P.'s tangible assets and liabilities based on their respective estimated fair values.

      Investment in Real Estate - Investments in real estate are carried at cost, less accumulated depreciation. A new cost basis was established on December 7, 2001 as a result of the Merger Transactions, by adjusting the value of investments in real estate to reflect the preliminary allocation of the purchase price and eliminating prior accumulated depreciation. A final cost allocation was established June 30, 2002 (see Note 3). It is Cabot L.P.'s policy to review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Measurement of any impairment loss is based on the fair value of the asset. Generally, fair value is determined using valuation techniques such as the present value of expected future cash flows. No impairment adjustments have been made as a result of this review process during any of the periods presented, except that an impairment loss in the amount of $1.9 million is included in discontinued operations in the six month period ended June 30, 2002.

      Investment in Real Estate (Continued) - Investments in real estate are depreciated primarily over 40 years using the straight-line method. Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Significant building renovations and improvements that extend the useful life of or improve the assets are capitalized. Interest is capitalized as a cost of real estate investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 34, Capitalization of Interest Cost. Interest totaling $687,000, $1,946,000, $231,000, $4,464,000, $3,443,000 and $3,167,000 was capitalized during the periods January 1, 2002 to June 30, 2002, January 1, 2001 to June 30, 2001, December 7 to December 31, 2001, January 1 to December 6, 2001 and the years ended December 31, 2000 and 1999, respectively.

      Cash Equivalents - Cabot L.P. considers all short-term investments purchased with an original maturity of three months or less to be cash equivalents.

      Capitalization of Costs - Cabot L.P. has capitalized as deferred costs certain expenditures related to the financing and leasing of its properties. Capitalized loan costs are amortized over the term of the related loans and lease acquisition costs are amortized over the term of the related leases, or the estimated useful life of the improvement, if shorter. All unamortized deferred financing costs existing at the time of the Merger Transactions were allocated no value in the purchase price allocation, as all associated debt was adjusted to its then fair value based on current market rates. Deferred Lease Acquisition Costs and Deferred Financing Costs included in the accompanying consolidated balance sheets are presented net of accumulated amortization totaling $2,916,000 and $296,000, respectively, as of June 30, 2002, $328,000 and $376,000, respectively, as of December 31, 2001 and $16,048,000 and $1,118,000, respectively, as of December 31, 2000.

      Investments in Joint Ventures and Cabot Advisors - Cabot L.P.'s joint venture arrangements (the Joint Ventures) are accounted for using the equity method. As described above, Cabot L.P.'s investment in Cabot Advisors was accounted for using the equity method through December 6, 2001. Under the equity method of accounting, Cabot L.P.'s pro rata share of the Joint Ventures' and Cabot Advisors' income (loss) is recorded as an increase (decrease) in the carrying value of its investment and any distributions received are recorded as decreases in the carrying value.

      Assets Held for Sale - As of June 30, 2002 and December 31, 2001 and 2000, Assets Held for Sale included 46 properties sold to CalEast Industrial Investors, LLC (CalEast), an affiliate of Calwest, on August 1, 2002, and four other properties held for sale. (See Note 9 for further discussion.) The operations related to these Assets Held for Sale are presented as discontinued operations for all periods presented in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

      In addition, as of December 31, 2000, Assets Held for Sale included seven industrial properties in California and Ohio. One property held for sale was subject to indebtedness that totaled $5,401,000 at December 31, 2000. During 2001, these properties, containing approximately one million square feet, were sold by Cabot L.P. for an aggregate sales price of approximately $39 million. These sales resulted in a Net Gain on Sales of Real Estate of approximately $2.5 million. Proceeds from these sales of property were used to acquire additional real estate assets.

      Rental Income - All leases are classified as operating leases. Certain leases provide for tenant occupancy during periods for which no rent is due and rent payments that increase during the term of the lease. Cabot L.P. records rental income for the full or remaining term of each lease evenly over the term. The resulting Deferred Rent Receivable represents the cumulative amount of rental revenue recognized in excess of that currently due from tenants, net of reserves. Cabot L.P. expects to collect the Deferred Rent Receivable over the remaining life of the leases. In connection with the purchase price allocation associated with the Merger Transactions, the Deferred Rent Receivable was allocated no value. Additionally, the remaining lives of the leases for all leases in place at the date of the Merger Transactions is the basis for determining the Deferred Rent Receivable under the new basis of accounting. Rental revenue is not recognized for income tax purposes until currently due under the lease.

      Cabot L.P. recorded a provision for uncollectible rental income of $2,034,000, $377,000, $81,000, $1,062,000, $1,336,000 and $352,000 for the
      periods January 1, 2002 to June 30, 2002, January 1, 2001 to June 30, 2001, December 7 to December 31, 2001, January 1 to December 6, 2001, and for the years 2000 and 1999, respectively, and wrote off $0, $271,000, $0, $398,000, $928,000 and $90,000 against its allowance for uncollectible accounts during the periods January 1, 2002 to June 30, 2002, January 1, 2001 to June 30, 2001, December 7 to December 31, 2001, January 1 to December 6, 2001, and the years 2000 and 1999, respectively.

      Interest Rate Protection Agreements - Cabot L.P. uses various types of interest rate protection agreements from time to time to manage its exposures to interest rate risk. During 2001, 2000 and 1999, Cabot L.P. used interest rate swap agreements, interest rate collar agreements and interest rate cap agreements to manage a portion of the interest rate risk arising from its LIBOR-based facility (see Note 4) and may, in the future, use other types of agreements. The interest rate swap agreements effectively limited the LIBOR interest cost on a portion of the outstanding balance of the facility to a specified interest rate by requiring Cabot L.P.'s counterparty to pay to Cabot L.P. amounts to the extent LIBOR exceeded the specified interest rate or by requiring Cabot L.P. to pay to the counterparty amounts to the extent LIBOR was less than the specified interest rate. The collar agreements effectively limited the LIBOR interest cost on a portion of the outstanding balance on the facility to a specified interest rate range by requiring Cabot L.P.'s counterparty to pay amounts to Cabot L.P. to the extent LIBOR exceeded the ceiling of the specified range and requiring Cabot L.P. to make payments to the counterparty to the extent LIBOR was less than the floor of the range. The interest rate cap agreements limited the LIBOR interest cost on a portion of the outstanding balance on the facility to a maximum interest rate by requiring Cabot L.P.'s counterparty to pay amounts to Cabot L.P. to the extent LIBOR exceeded the ceiling as specified. Cabot L.P. accounts for such agreements under the accrual method. Amounts to be received from or paid to the counterparties of the agreements are accrued during the period to which the amounts relate and are reflected as increases or decreases in interest expense. The related amounts payable to or receivable from the counterparties are included in accounts payable or other assets in the accompanying balance sheets.

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

      Cabot L.P. did not use any hedging instruments during the six months ended June 30, 2002.

      Recent Accounting Pronouncements - On January 1, 2001, Cabot L.P. adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities - an amendment of FASB Statement No.
      133. SFAS 133, as amended, requires companies to carry all derivative instruments, including certain embedded derivatives, in the statement of financial condition at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. Cabot L.P. uses only qualifying hedges that are designated specifically to reduce exposure to interest rate risk by hedging the expected future cash payments on certain liabilities. This is typically accomplished using an interest rate cap, collar or swap agreement. For financial reporting purposes these transactions qualify as cash flow hedges and the gain or loss on the effective portion of the interest rate hedge is recorded as a component of equity, which becomes reclassified into earnings along with payments on the hedged liability. The effectiveness of the hedging relationship will be assessed each reporting period, and any ineffectiveness measured, if applicable, will be included in earnings.

      Upon adoption of SFAS No. 133 in January 2001, Cabot L.P. recorded a net transition loss of $287,000 in accumulated other comprehensive income (equity). Adoption of the standard also resulted in the recognition of $287,000 of derivative instrument liabilities. In general, the amount of volatility will vary with the level of derivative activities during any period.

      On January 1, 2002, Cabot L.P. adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effect of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The provisions of SFAS No. 144 generally are to be applied prospectively. Properties and the related operations sold prior to January 1, 2002 have not been restated to reflect the adoption of SFAS No. 144. As a result of adoption of SFAS No. 144, Cabot L.P. classified certain assets and liabilities as Assets Held for Sale, and reflected the related operations as discontinued operations for all periods presented (see Note 9 for further discussion). The revenues related to Assets Held for Sale and included within discontinued operations were $19,158,000, $21,486,000, $2,492,000, $38,316,000, $39,584,000 and $36,082,000 for the periods
      January 1, 2002 to June 30, 2002, January 1, 2001 to June 30, 2001,
      December 7, 2001 to December 31, 2001, January 1, 2001 to December 6, 2001, and the years 2000 and 1999, respectively.

      Reclassifications - Certain amounts from prior periods have been reclassified to conform to the 2002 financial statement presentation.

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

      The following is a summary of the final allocation of acquisition costs recorded in connection with the Merger Transactions:

                                                                                (In Thousands)
         Fair Value of Cabot Trust's Common Shares and Cabot L.P.
           Partnership Units purchased by Calwest and Cabot L.P. based on
           the December 7, 2001 value of $24 per Share / Unit                    $  1,048,324

         Repurchase of Partnership Units by Cabot L.P.                               (158,516)
         Other Acquisition Costs incurred by Calwest                                    5,888
                                                                                 ------------
         Investment by Calwest                                                        895,696
         Value of Preferred Units, at carryover historical cost basis                 239,000
         Mortgage debt assumed, recorded at estimated fair value                    1,010,927
                                                                                 ------------

         Total acquisition cost basis                                            $  2,145,623
                                                                                 ============


         Acquisition cost basis allocated to:
           Land                                                                  $    409,720
           Buildings                                                                1,564,953
           Properties under development                                               106,993
           Lease acquisition costs - tenant improvements                               18,914
                                                                                 ------------

         Acquisition cost basis allocated to real estate as a result of
           the Merger Transactions                                                  2,100,580
         Acquisition cost basis allocated to joint venture investments                 16,779
         Acquisition cost basis allocated to other net assets                          28,264
                                                                                 ------------

         Total cost basis allocated                                              $  2,145,623
                                                                                 ============

      In general, the new cost basis of the assets and liabilities as a result of the purchase price allocation impacted the recognition of straight-line rental revenue, depreciation and interest expense.

      The final allocation shown above does not differ significantly from the preliminary allocation recorded on December 7, 2001.

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

      The Bridge Financing - As described in Note 1, Cabot L.P. issued a note payable in the amount of $500 million. This financing (the Bridge Financing) bore an interest rate of LIBOR plus 125 basis points and was due June 6, 2002. The Bridge Financing was repaid in full in February 2002.

      The Revolving Credit Facility - On February 5, 2002, Cabot L.P. entered into a Revolving Credit Agreement (the Revolving Credit Agreement) with JP Morgan Chase Bank as lead agent for a syndicate of banks. The $300 million proceeds of the Revolving Credit Agreement were used to partially repay the Bridge Financing. The Revolving Credit Agreement is guaranteed by Cabot Trust and Calwest and provides for a loan amount of $300 million or such lesser amount as will enable Cabot L.P. to comply with all financial covenants. The loan is due in February 2005, and may be extended one year after payment of an extension fee of 20 basis points.

      The Revolving Credit Agreement bears interest at rates that are dependent on the type of borrowing and the credit rating of Calwest, as detailed below:

        Borrowing type                 Base rate                      Spread

        Euro-Dollar          Applicable LIBOR                       0.65%-1.40%
        Base Rate            U.S. Prime or Fed Funds + 0.50%        0.00%-0.70%
        Money Market         Auction based                              n/a

      For Money Market loans, Cabot L.P. is able to request that the syndicate of banks bid on loan commitments, which may result in Cabot L.P. obtaining borrowings at interest rates lower than those available under either the Euro-Dollar or Base Rate borrowing types. As of June 30, 2002, the Revolving Credit Agreement has $290 million outstanding, bearing interest at 2.64%.

      Additionally, the Revolving Credit Agreement has an expansion option, which allows Cabot L.P. to expand the total commitment to $400 million. This option must be exercised in the first 24 months of the term. The Revolving Credit Agreement is subject to various covenants which are customary in nature, including a limit on distributions to 100% of operating cash flow, exclusive of proceeds from sales or refinancings, which can be freely distributed and a one-time distribution of up to $75 million.

      The Facility - On October 24, 2000, Cabot L.P. obtained a new $325 million unsecured line of credit facility (the Facility) replacing its previous $325 million credit facility that was to mature in March 2001. The new credit facility, which was scheduled to mature in October 2003, was repaid and terminated in conjunction with the Merger Transactions. As a result of the termination of this facility, deferred financing costs in the amount of $2.8 million were allocated no value in conjunction with purchase price allocation. The interest rate on the Facility for 2001, 2000 and 1999 was LIBOR plus 100 basis points (which included a 0.20% facility fee in 2001 and 2000). At December 31, 2000 and 1999, the interest rate on outstanding borrowings was 7.69% and 7.50%, respectively. The weighted average coupon interest rate for the period from January 1 to December 6, 2001, and for the years ended 2000 and 1999 was 5.44%, 7.54% and 6.37%
      respectively, including the effect of the interest rate protection agreements described below. The Facility was used to acquire and develop properties and for working capital purposes.

4.    DEBT FACILITIES

      The Facility (Continued) - Cabot L.P. had entered into two interest rate swaps relating to the Facility for notional amounts of $25 million each, which were intended to result in limiting the variable nature of the LIBOR component of Cabot L.P.'s interest rate on an equivalent amount of borrowings to 5.891% and 5.905% through October 2003. Immediately subsequent to the Merger Transactions, Cabot L.P. terminated these swaps at a cost of $2.6 million. The liability related to these swaps was assumed at the date of the Merger Transactions, therefore this cost is included in total purchase price consideration (see Note 3). Cabot L.P. had entered into an interest rate cap arrangement relating to the Facility for a notional amount of $100 million for the period from October 1, 1999 through April 1, 2000. This arrangement resulted in limiting the variable nature of the LIBOR component of Cabot L.P.'s interest rate on an equivalent amount of borrowings to no more than 6.50% per annum. Cabot L.P. also entered into other similar arrangements during 2000 and 1999, which resulted in additional interest expense of $16,000 and $86,000 respectively.

      Unsecured Debt - Medium Term Notes - On September 7, 2000, Cabot L.P. established a Medium Term Note program eligible to issue up to $200 million of notes payable. On September 12, 2000, Cabot L.P. issued $40 million of notes payable, with a coupon interest rate of 8.5%, due September 15, 2010. On September 18, 2000, Cabot L.P. issued an additional $15 million of notes payable, with a coupon interest rate of 8.2%, due September 15, 2005. On December 7, 2001, the market interest rates for these notes were determined by management to be 7.44% and 6.41%, respectively, as such the debt was revalued to reflect a premium (an increase in the debt balance) in the amount of $2.4 million and $852,000, respectively. A reduction of interest expense related to the amortization of this premium of $250,000 and $33,000 was recorded in the periods from January 1, 2002 to June 30, 2002 and December 7 to December 31, 2001, respectively.

      Unsecured Debt - Senior Notes - On May 4, 1999, Cabot L.P. issued $200 million of senior unsecured redeemable notes, due May 1, 2004. The notes have a 7.125% coupon interest rate, and on December 7, 2001, the market interest rate for this debt was determined by management to be 5.61%, as such the debt was revalued to reflect a premium of $6.5 million. A reduction of interest expense related to the amortization of this premium of $1.4 million and $183,000 was recorded in the periods from January 1, 2002 to June 30, 2002 and December 7 to December 31, 2001, respectively.

      Mortgage Loans - Cabot L.P. entered into loan agreements during 2000 and 1999, assumed certain loans in conjunction with several real estate acquisitions, and assumed certain loans in connection with its formation, all secured by certain existing real estate assets (collectively, the Mortgage Loans). The Mortgage Loans, totaling $236.1 million, $238.4 million and $246.4 million at June 30, 2002, December 31, 2001 and 2000 (excluding discounts and premiums), respectively, bear coupon interest rates ranging from 7.25% to 9.67% and are secured by properties with a net book value of $441.5 million, $444.9 million and $396.3 million, respectively. Certain of the debt assumed in conjunction with the acquisition of properties bears a coupon interest rate that differed from the fair market value interest rate at the date of acquisition of the related property. In accordance with generally accepted accounting principles, such debt was recorded at fair market value and interest expense was adjusted based on the fair market interest rate at the date of acquisition for each of the periods through December 6, 2001. All Mortgage Loans outstanding at December 7, 2001 were revalued as a result of the Merger Transactions using market interest rates, determined by management, ranging from 4.13% to 8.35%, as such the debt was revalued to reflect a net premium of $7.4 million. A reduction of interest expense related to the amortization of this premium of $772,000 and $131,000 was recorded in the periods from January 1, 2002 to June 30, 2002 and December 7 to December 31, 2001, respectively.

4.    DEBT FACILITIES

      Mortgage Loans - Aggregate contractual principal payments on the Mortgage Loans payable at June 30, 2002 (excluding the net premium recorded in conjunction with the Merger Transactions and excluding $75 million of Mortgage Loans payable that were assumed by CalEast on August 1, 2002 (see
      Note 9)) for the five fiscal years ending June 30 and thereafter are as follows:

                                                            (In Thousands)

        2003                                                   $ 11,112
        2004                                                     13,389
        2005                                                      9,598
        2006                                                     12,817
        2007                                                     16,325
        Thereafter                                               97,831
                                                               --------
        Total                                                  $161,072

5.    FUTURE MINIMUM RENTS

      Future minimum rental receipts due to Cabot L.P. on noncancelable operating leases for the 332 industrial properties owned as of June 30, 2002 (excluding Assets Held for Sale) for the five fiscal years ending June 30 and thereafter were as follows:

                                                            (In Thousands)

        2003                                                  $ 132,629
        2004                                                    110,494
        2005                                                     86,132
        2006                                                     65,503
        2007                                                     48,797
        Thereafter                                              107,878
                                                               --------
        Total                                                  $551,433

      Cabot L.P. is subject to the usual business risks associated with the collection of the above-scheduled rents. The above amounts do not include additional rental receipts that will become due as a result of the expense reimbursement and escalation provisions in the leases. In addition, Cabot L.P.'s minimum future rental receipts related to Assets Held for Sale and nonindustrial properties total $137.3 million and $5.7 million, respectively, as of June 30, 2002.

6.    INCOME TAXES

      No provision for federal and state income taxes has been recorded relating to Cabot L.P. as the partners report their respective share of net taxable income on their individual tax returns.

7.    EMPLOYEE BENEFIT PLANS AND AGREEMENTS

      Cabot Trust adopted the Cabot Industrial Trust Long-Term Incentive Plan (the LTIP) and the Cabot Industrial Trust 1999 Long-Term Incentive Plan (the 1999 LTIP) (collectively, the Plans), for the purpose of attracting and retaining highly qualified executive officers, Trustees and employees. The 1999 LTIP was maintained as a broad-based plan within the meaning of the New York Stock Exchange rules. Both plans were terminated as a result of the Merger Transactions and all benefits payable to participants were recorded on December 6, 2001 as compensation.

      The Plans were administered by the Executive Compensation Committee of the Board of Trustees of Cabot Trust (the Administrator). Officers and other employees of Cabot Trust, Cabot L.P. and designated subsidiaries and members of the Board of Trustees of Cabot Trust who were not employees of Cabot Trust were eligible to participate.

      Options were awarded to Trustees in the form of options on Common Shares and to employees of Cabot L.P. or Cabot Advisors in the form of options on Partnership Units.

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

                                                              2001                        2000                       1999
                                                                 Weighted-                   Weighted-                   Weighted-
                                                                  Average                     Average                     Average
                                                   Number of      Exercise     Number of     Exercise      Number of      Exercise
                                                  Shares/Units     Price      Shares/Units     Price     Shares/Units      Price
        Options outstanding, beginning of year     3,970,852      $   19.87    3,982,590     $   19.88     3,126,615      $   20.04
          Granted                                  1,071,300          19.42       42,500         19.41       878,300          19.29
          Settled upon Merger Transactions        (5,009,546)         19.78            -          0.00             -           0.00
          Exercised                                  (11,818)         19.32            -          0.00             -           0.00
          Forfeited                                  (20,788)         19.34      (54,238)        19.63       (22,325)         19.97
                                                  ----------      ---------   ----------     ---------    ----------      ---------

        Options outstanding, end of year                   -      $       -    3,970,852     $   19.87     3,982,590      $   19.88
                                                  ==========      =========   ==========     =========    ==========      =========

        Options exercisable, end of year                   -      $       -    1,794,414     $   19.95       814,079      $   20.04
                                                  ==========      =========   ==========     =========    ==========      =========

        DEUs outstanding, beginning of year          505,629           0.00      283,705          0.00        89,384           0.00
          Credited                                   214,749           0.00      223,775          0.00       194,967           0.00
          Settled upon Merger Transactions          (719,092)             -            -          0.00             -           0.00
          Exercised                                        -           0.00         (497)         0.00             -           0.00
          Forfeited                                   (1,286)          0.00       (1,354)         0.00          (646)          0.00
                                                  ----------      ---------   ----------     ---------    ----------      ---------

        DEUs outstanding, end of year                      -      $    0.00      505,629     $    0.00       283,705      $    0.00
                                                  ==========      =========   ==========     =========    ==========      =========

        DEUs exercisable, end of year                      -      $    0.00       63,412     $    0.00        23,733      $    0.00
                                                  ==========      =========   ==========     =========    ==========      =========

        Options available for grant                        -      $       -    1,890,311     $       -     2,100,497      $       -
                                                  ==========      =========   ==========     =========    ==========      =========

      For the DEUs outstanding as of December 31, 2000 and 1999, 156,889 and 152,797, respectively, vested over the shorter of a four-year period or upon a change of control and 348,740 and 130,908, respectively, vested only upon a change of control.

      Pro Forma Stock-based Compensation Expense - As permitted by SFAS No. 123, Accounting for Stock-based Compensation, Cabot L.P. has elected to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, to account for its stock-based compensation plans. Prior to the Merger Transactions, except for the DEUs as described above, no compensation cost has been recognized for Cabot Trust's Plans as the option prices at the date of grant were equal to market prices. Had compensation cost for awards in 2001 (through the date of the Merger Transactions), 2000 and 1999 under Cabot Trust's Plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on Cabot L.P.'s net income allocable to partnership units would have been as follows for the period from January 1 to December 6, 2001 and for the years ended December 31, 2000 and 1999.

                                                                    2001         2000           1999
                                                                            (In Thousands)
        Net income allocable to partnership units:
        As reported                                               $ 9,278      $ 59,333       $ 57,678
        Pro forma                                                   6,715        57,221         55,873

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

      The weighted average fair value per share/unit of options granted was $2.36, $2.51 and $2.23 in 2001, 2000 and 1999, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                           2001          2000            1999

        Expected Volatility                18.45%        18.49%          19.21%
        Risk-free interest rate        4.80-5.51%    6.00-6.69%      4.82-6.60%
        Expected life options            7 Years       7 Years         7 Years
        Expected dividend yields             5.4%         6.20%           6.90%

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

      401(k) Savings Plan - The Cabot Savings Plan 401(k) covered eligible full-time employees of Cabot L.P., Cabot Trust and their affiliates. Contributions to the plan were made by both the employee and the employer. Employer contributions were based on the level of employee contributions. For this plan, Cabot L.P. contributed and charged to expense $80,000, $64,000 and $58,000 in 2001, 2000 and 1999, respectively.

      In conjunction with the Merger Transactions in 2001, Cabot Trust terminated this plan which resulted in the vesting of all employer contributions. Plans assets will be distributed to all plan participants upon receipt of a final determination letter from the Internal Revenue Service.

      Employment and Severance Agreements - Cabot L.P. had employment agreements with former senior executives. Each of the employment agreements provided for severance payments in the event of a change in control of Cabot Trust equal to three times the sum of the current base salary and the latest annual bonus paid and also provided for tax reimbursements in certain circumstances.

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

      The carrying amount and fair value of Cabot L.P.'s long-term obligations and off-balance-sheet financial instruments as of June 30, 2002, December 31, 2001 and 2000 are as follows:

                                                           2002                           2001                       2000
                                                Carrying         Fair           Carrying        Fair        Carrying        Fair
                                                 Amount          Value           Amount         Value        Amount         Value
                                                                                     (In Thousands)
          Assets:
            Loans to Joint Venture              $       -      $       -        $       -     $       -     $   3,301     $   3,301

          Long-term Obligations:
            Mortgage loans payable              $(242,628)     $(242,628)       $(245,642)    $(245,642)    $(249,327)    $(250,030)
            Unsecured debt                       (262,959)      (262,959)        (264,568)     (264,568)     (255,000)     (256,799)

          Off-balance-sheet financial
            instruments:
              Interest rate protection
                agreements (liability)          $       -      $       -        $       -     $       -     $       -     $    (287)

      Cabot L.P.'s Mortgage Loans and Unsecured Debt are at fixed rates and were revalued at December 7, 2001 (see Note 4). The fair market values of Mortgage Loans and Unsecured Debt were estimated using a valuation technique that discounts expected future cash flows to net present value, at current market rates. The market rates at December 7, 2001 approximate the rates at June 30, 2002 and December 31, 2001; therefore the carrying values are equal to the market values at June 30, 2002 and December 31, 2001. The fair market value of Cabot L.P.'s Unsecured Debt at December 31, 2000 was estimated based on publicly quoted market prices, which represented the amount Cabot L.P. would have to pay to repurchase such borrowings. Cabot L.P.'s Revolving Credit Facility, Facility and Bridge Financing were at variable rates, which resulted in carrying values that approximate their fair values at June 30, 2002 and December 31, 2001 and 2000. The fair value of Cabot L.P.'s interest rate protection agreements was the estimated amount that Cabot L.P. would receive or pay if it had terminated the contracts as of December 31, 2000, taking into account the change in interest rates and the creditworthiness of the counterparties. There are no balances under the Facility or interest protection agreements outstanding at December 31, 2001 nor June 30, 2002 and no balance under the Bridge Financing at December 31, 2000 nor June 30, 2002.

9.    RELATED PARTY TRANSACTIONS

      Following the Merger Transactions, Cabot L.P. and RREEF America L.L.C. (RREEF), an affiliate of one of the members in Calwest, entered into an investment advisory agreement that engaged RREEF as the investment adviser of Cabot L.P. for the period beginning on December 7, 2001 and ending on December 31, 2002. Cabot L.P. may extend the term of the agreement for additional one-year periods. Under the agreement, RREEF is to provide asset and property management, development, acquisition and disposition services to Cabot L.P. and Cabot L.P. is to pay RREEF the following fees:

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

      (iv) a lease commission upon the execution of a lease agreement or certain lease amendments equal to a percentage (depending on type of lease and whether or not there is a listing and/or cooperating broker) of annual base rent contracted for over the original term of the lease document minus certain amounts related to amortized cost of tenant improvements and concessions given to the tenant;

      (v) a construction supervision fee for each capital expenditure greater than $100,000 equal to 3% of such capital expenditures up to a maximum fee of $150,000 per capital expenditure;

      (vi) a development fee equal to 2% of property development costs excluding land costs, acquisition and development fees and actual or imputed interest costs;

      (vii)  a disposition fee of .25% of the sales price of a property and

      (viii) an incentive fee based on the cumulative performance of the portfolio of properties owned by Cabot L.P. and Calwest.

      Under such agreement, Cabot L.P. incurred acquisition fees of $16,000 and $6.4 million, asset management fees of $3.5 million and $517,000, property management fees of $2.5 million and $309,000, development fees of $247,000 and $211,000, leasing fees of $137,000 and $0 and disposition fees of $0 and $19,000 under this agreement during the periods from January 1, 2002 to June 30, 2002 and December 7, 2001 to December 31, 2001, respectively.

      Cabot L.P. earned fees from its Joint Ventures as described in Note 10. Since the closing of the Merger Transactions, these responsibilities have been performed by RREEF, who as a result, is paid the fees for services due to Cabot L.P. under the Joint Venture Agreements. Therefore for the six months ended June 30, 2002, RREEF earned $435,000 from Cabot L.P. related to fees it had earned under the Joint Venture Agreements.

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

      On August 1, 2002, Cabot L.P. sold its interest in Cabot Acquisition LLC, a wholly owned subsidiary of Cabot L.P., which owned 46 properties, to CalEast for $375.5 million, of which $300.5 million was paid in cash and $75 million was paid by the assumption of Mortgage Loans. As a result of this transaction, Cabot L.P. recorded a provision for impairment of assets (after consideration of a reduction in the premium related to the $75 million debt of $3.6 million) in the amount of $1.9 million, which is included in discontinued operations in the six month period ended June 30, 2002. Ninety-eight percent (98%) of the membership interest of CalEast is owned by CalPERS.

10.   EQUITY INVESTMENTS

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

      Through December 6, 2001, Cabot Advisors was responsible for various activities including management of Cabot L.P.'s properties and properties on behalf of third parties, as well as providing other real estate related services for third parties. Total management fees earned by Cabot Advisors related to Cabot L.P.'s properties are included in Property Operating Expenses in the accompanying consolidated statements of operations and amounted to $4,395,000, $4,444,000, $2,684,000 in 2001, 2000 and 1999,
      respectively. As of the date of the Merger Transactions, Cabot Advisors ceased providing management and real estate services and Cabot L.P. engaged RREEF to provide these services for its portfolio (see Note 9).

      The Joint Ventures are engaged in the acquisition and development of industrial properties. Cabot L.P. is the managing member and earns acquisition, development, asset management and property management fees for services it provides to the Joint Ventures. During the six month period ended June 30, 2002 and the years ended December 31, 2001 and 2000, Cabot L.P. earned acquisition and development fees of $373,000, $734,000 and $687,000 and asset management and property management fees of $286,000, $338,000 and $56,000, respectively.

      Summarized unaudited financial information for Cabot Advisors and the Joint Ventures as of June 30, 2002 and for the six months ended June 30, 2002 and as of December 31, 2001, 2000 and 1999 and for the years then ended is as follows:

                                              As of and
                                                for the
                                              Six Months               As of and for the
                                                Ended               Years Ended December 31
                                            June 30, 2002        2001        2000       1999

                                                       (Unaudited, In Thousands)
          Total assets                        $ 150,750       $ 144,857    $ 98,953   $ 1,426
          Mortgage debt                          61,565          61,705      47,729         -
          Total revenue                           8,460          22,258      10,884     5,344
          Net income (loss)                       2,336           4,289         760       (20)
          Cabot L.P.'s share of
            net income (loss)
            of Cabot Advisors                         -            (764)        518       (19)
          Cabot L.P.'s share of
            net income of
            Joint Ventures                          467             884          89         -

      Cabot Advisors' operations are consolidated commencing December 7, 2001, therefore, there are no results reflected above for the six months ended June 30, 2002 and the results for the year ended December 31, 2001 reflected above represent activity only through December 6, 2001, or approximately 11 months. No assets are reflected above for 2002 nor 2001 related to Cabot Advisors. Cabot L.P.'s share of Cabot Advisors' net income (loss) through December 6, 2001 is included in Interest and Other Income in the accompanying consolidated statements of operations. Cabot L.P.'s share of the Joint Ventures' income for the period from December 7 through December 31, 2001 was $79,000. The Joint Ventures recognized total revenue of approximately $1.1 million during the same period.

      The Joint Ventures commenced operations at various dates in 2000. Accordingly, their results for the year ended December 31, 2000 do not represent a full year. Cabot L.P.'s share of the Joint Ventures' net income is included in Earnings and Fees from Joint Ventures and Advisory Clients in the accompanying consolidated statements of operations.

11.   COMMITMENTS AND CONTINGENCIES

      Concentration of Credit Risk - Cabot L.P. maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceed Federal Deposit Insurance Corporation
      (FDIC) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management of Cabot L.P. believes the risk is not significant.

      Environmental - Cabot L.P., as an owner of real estate, is subject to various environmental laws of federal and local governments. All of Cabot L.P.'s properties were subject to Phase I Environmental Assessments, which consist of, among other things, a visual inspection of the property and its neighborhood and a review of pertinent public records. Compliance by Cabot L.P. with existing laws has not had a material adverse effect on Cabot L.P.'s consolidated financial condition or results of operations and management does not believe it will have such a material adverse effect in the future.

      Litigation - Management of Cabot L.P. does not believe there is any litigation threatened against it other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance and none of which is expected to have a material adverse effect on the consolidated operating results or financial position of Cabot L.P.

      Minimum Future Lease Obligations - In conjunction with the Merger Transactions, Cabot L.P.'s lease obligations for all offices, that will remain open, were assumed by RREEF. The remaining lease obligations of $60,000, related to offices to be closed, were accrued as of the date of the Merger Transactions (see Note 3). Cabot L.P. incurred rental expense of $655,000, $421,000 and $389,000 for the years ended December 31, 2001,
      2000 and 1999, respectively. In addition, Cabot Advisors incurred rental expense of $776,000, $476,000 and $374,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Severance Agreement - In connection with the Merger Transactions, RREEF agreed to employ those employees of Cabot L.P. and Cabot Trust who were not terminated in connection with the Merger Transactions and to pay such individuals the severance amounts that such employees would otherwise have been entitled to under the Cabot Trust Severance Plan. In consideration for the foregoing, Cabot L.P. agreed to reimburse RREEF for any amounts paid by RREEF to such employees.

12. SUPPLEMENTARY QUARTERLY DATA

                                      March 30, 2002   June 30, 2002
Rental revenue                            $47,377         $47,236
Net gain on sales of real estate                -               -
Net income from continuing operations      14,005          16,050
Discontinued operations                     3,135           2,999
Net Income                                 17,140          19,049

                                                                                          October 1, 2001    December 7, 2001
                                      March 30, 2001   June 30, 2001   September 30, 2001   December 6, 2001   December 31, 2001
Rental revenue                            $45,096         $45,795            $46,999             $34,471            $15,882
Net gain on sales of real estate              949           1,465                683                 945                  -
Net income (loss) from
  continuing operations                    16,865          18,268             17,238             (39,247)             7,137
Discontinued operations                     5,359           3,885              3,768               2,895                930
Net Income (loss)                          22,224          22,153             21,006             (36,352)             8,067

                                      March 30, 2000   June 30, 2000   September 30, 2000   December 31, 2000
Rental revenue                            $39,765         $42,372            $44,664             $45,711
Net gain on sales of real estate                -               -                  -               2,639
Net income from continuing
  operations                               11,985          13,460             15,236              18,427
Discontinued operations                     5,918           5,418              4,317               4,191
Net Income                                 17,903          18,878             19,553              22,618

                                      March 30, 1999   June 30, 1999   September 30, 1999   December 31, 1999
Rental revenue                            $25,366         $28,512            $32,036             $35,475
Net gain on sales of real estate                -           3,404               (653)                  -
Net income from continuing operations       6,638          13,307             10,035              11,886
Discontinued operations                     5,376           5,373              5,417               5,655
Net Income                                 12,014          18,680             15,452              17,541

CABOT INDUSTRIAL PROPERTIES, L.P.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
JUNE 30, 2002
--------------------------------------------------------------------------------


                                                                                                                Cost Capitalized
                                                                               Initial Cost             Subsequent to Acquisition
                                                                          ----------------------       --------------------------
                                  Number of                                        Buildings and                    Buildings and
Property Name(s)                  Buildings Location          Encumbrances   Land   Improvements         Land        Improvements
----------------                  --------- --------          ------------   ----   ------------         ----       -------------
North 104th Avenue                        1 Tolleson, AZ       $       0   $  633  $      6,355        $    0 $                 3
North 47th Avenue                         1 Phoenix, AZ                0      541         4,546             7                  75
South 55th Avenue                         1 Phoenix, AZ                0      592         2,693             0                   0
South 63rd Avenue                         1 Phoenix, AZ                0      552         4,716             0                   0
South 84th Avenue                         1 Tolleson, AZ               0      503         5,580             0                  10
West Van Buren                            1 Tolleson, AZ           4,618      494         6,578             0                   0
South 41st Avenue, Building 2             1 Phoenix, AZ            4,881      859         6,014             0                 236
South 49th Avenue                         1 Phoenix, AZ                0      578         2,278             0                   0
North 103rd Street                        1 Phoenix, AZ                0      758         6,316             0                   5
44th Avenue                               1 Phoenix, AZ            2,830      634         4,147             0                   0
South 9th Street                          1 Phoenix, AZ            3,036    1,140         4,800             0                   0
South 41st Avenue, Building 1             1 Phoenix, AZ            3,216      276         4,635             0                 236
South 39th Avenue                         1 Phoenix, AZ            4,470      477         6,816             0                 127
South 40th Avenue, Building 1             1 Phoenix, AZ            1,771      473         3,342             0                   0
South 53rd Avenue                         1 Phoenix, AZ            2,935      232         3,951             0                  92
South 40th Avenue, Building 2             1 Phoenix, AZ            1,686      485         3,373             0                   0
South 40th Avenue, Building 3             1 Phoenix, AZ                0    1,092         5,536             0                  27
East Encanto Drive                        1 Tempe, AZ                560      567         3,643             0                   0
West Alameda Drive, Building 1            1 Tempe, AZ              1,039      317         1,385             0                   0
South Priest Drive                        1 Tempe, AZ              2,607      882         3,596             0                   0
West Alameda Drive, Building 2            1 Tempe, AZ              1,039      312         1,376             0                   0
West Alameda Drive, Building 3            1 Tempe, AZ              1,039      316         1,380             0                   0
West Alameda Drive, Building 4            1 Tempe, AZ              1,039      318         1,387             0                   0
East Watkins Street                       1 Phoenix, AZ                0    4,368         6,671             0                   0
East University Drive, Building 1         1 Phoenix, AZ              905      634         1,097             0                   0
East University Drive, Building 2         1 Phoenix, AZ              668      470           817             0                   0
East University Drive, Building 3         1 Phoenix, AZ            1,466    1,070         1,828             0                   0
East University Drive, Building 4         1 Phoenix, AZ            1,959    1,407         2,520             0                   0
East University Drive, Building 5         1 Phoenix, AZ            1,085      588         1,991             0                   0
South 16th Street                         1 Phoenix, AZ                0        0         5,688             0                   0
West Southern Avenue                      1 Tempe, AZ                  0    1,131         1,948             0                  16
West 24th Street, Building 1              1 Tempe, AZ                  0      717           863             0                   0
West 24th Street, Building 2              1 Tempe, AZ                  0      928         1,392             0                   0
West Geneva Street, Building 1            1 Tempe, AZ                  0      311           556             0                   0

                                    Gross Amount Carried
                                    as of June 30, 2002                                             Date                Depreciable
                                    -------------------
                                          Buildings and                         Accumulated    Constructed or    Date      Lives
Property Name(s)                     Land  Improvements            Total/(1)/  Depreciation     Renovated     Acquired    in Years
----------------                     ----  ------------          -----------  ------------     ---------     --------    --------
North 104th Avenue                 $  633  $      6,358         $  6,991       $        (90)      1995        12/07/01    10 - 40
North 47th Avenue                     548         4,621            5,169                (65)      1985        12/07/01    10 - 40
South 55th Avenue                     592         2,693            3,285                (38)      1986        12/07/01    10 - 40
South 63rd Avenue                     552         4,716            5,268                (67)      1990        12/07/01    10 - 40
South 84th Avenue                     503         5,590            6,093                (79)      1989        12/07/01    10 - 40
West Van Buren                        494         6,578            7,072                (93)      1997        12/07/01    10 - 40
South 41st Avenue, Building 2         859         6,250            7,109                (85)      1985        12/07/01    10 - 40
South 49th Avenue                     578         2,278            2,856                (32)      1989        12/07/01    10 - 40
North 103rd Street                    758         6,321            7,079                (90)      1999        12/07/01    10 - 40
44th Avenue                           634         4,147            4,781                (59)      1997        12/07/01    10 - 40
South 9th Street                    1,140         4,800            5,940                (68)      1983        12/07/01    10 - 40
South 41st Avenue, Building 1         276         4,871            5,147                (66)      1989        12/07/01    10 - 40
South 39th Avenue                     477         6,943            7,420                (97)      1989        12/07/01    10 - 40
South 40th Avenue, Building 1         473         3,342            3,815                (47)      1989        12/07/01    10 - 40
South 53rd Avenue                     232         4,043            4,275                (56)      1987        12/07/01    10 - 40
South 40th Avenue, Building 2         485         3,373            3,858                (48)      1989        12/07/01    10 - 40
South 40th Avenue, Building 3       1,092         5,563            6,655                (79)      1987        12/07/01    10 - 40
East Encanto Drive                    567         3,643            4,210                (52)      1990        12/07/01    10 - 40
West Alameda Drive, Building 1        317         1,385            1,702                (20)      1984        12/07/01    10 - 40
South Priest Drive                    882         3,596            4,478                (51)      1988        12/07/01    10 - 40
West Alameda Drive, Building 2        312         1,376            1,688                (20)      1984        12/07/01    10 - 40
West Alameda Drive, Building 3        316         1,380            1,696                (20)      1984        12/07/01    10 - 40
West Alameda Drive, Building 4        318         1,387            1,705                (20)      1984        12/07/01    10 - 40
East Watkins Street                 4,368         6,671           11,039                (95)      1998        12/07/01    10 - 40
East University Drive, Building 1     634         1,097            1,731                (16)      1988        12/07/01    10 - 40
East University Drive, Building 2     470           817            1,287                (12)      1988        12/07/01    10 - 40
East University Drive, Building 3   1,070         1,828            2,898                (26)      1988        12/07/01    10 - 40
East University Drive, Building 4   1,407         2,520            3,927                (36)      1988        12/07/01    10 - 40
East University Drive, Building 5     588         1,991            2,579                (28)      1988        12/07/01    10 - 40
South 16th Street                       0         5,688            5,688                (81)      1998        12/07/01    10 - 40
West Southern Avenue                1,131         1,964            3,095                (28)      1985        12/07/01    10 - 40
West 24th Street, Building 1          717           863            1,580                (12)      1979        12/07/01    10 - 40
West 24th Street, Building 2          928         1,392            2,320                (20)      1980        12/07/01    10 - 40
West Geneva Street, Building 1        311           556              867                 (8)      1981        12/07/01    10 - 40

                                                                     (Continued)

CABOT INDUSTRIAL PROPERTIES, L.P.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
JUNE 30, 2002
--------------------------------------------------------------------------------

                                                                                                                    Cost Capitalized
                                                                                          Initial Cost     Subsequent to Acquisition
                                                                                     -------------------- --------------------------
                                        Number of                                           Buildings and              Buildings and
Property Name(s)                        Buildings Location             Encumbrances     Land Improvements       Land    Improvements
----------------                        --------- --------             ------------     ---- ------------       ----    ------------
West Geneva Street, Building 2                  1 Tempe, AZ                       0     300          440          0               0
West Geneva Street, Building 3                  1 Tempe, AZ                       0     320          547          0               0
Deforest Circle                                 1 Mira Loma, CA                   0   1,630        6,860          0               0
Santa Anita Avenue                              1 Rancho Cucamonga, CA            0   1,539        5,785          0               0
South Rockfeller Avenue                         1 Ontario, CA                     0   1,006        3,430          0               3
Vintage Avenue                                  1 Ontario, CA                     0   2,185        7,451          0             365
San Fernando Road                               1 Sun Valley, CA              6,193   3,298        9,621          0               0
Rowland Street                                  1 City of Industry, CA            0   2,107        7,317          0               0
Dahlia Street                                   1 Fontana, CA                     0   2,408        7,994          0               0
North San Fernando Road, Building 7/(2)/        0 Los Angeles, CA                 0   1,016            3          0               0
East Dyer Road                                  1 Santa Ana, CA                   0  11,849        8,990          2               1
Parco Street                                    1 Ontario, CA                     0     690        2,701          0               0
Industry Circle                                 1 La Mirada, CA               2,851   2,177        4,071          0               0
East Santa Ana Street, Building 1               1 Ontario, CA                 2,428     659        2,861          0               6
East Santa Ana Street, Building 2               1 Ontario, CA                 1,257     444        2,056          0               3
Jersey Court                                    1 Rancho Cucamonga, CA        1,970     664        2,338          0               0
12th Street                                     1 Chino, CA                   2,653     964        3,642          0               0
West Rincon Street                              1 Corona, CA                      0   2,001        6,539          0               0
Tyburn Street                                   1 Los Angeles, CA                 0   3,223        4,196          0               0
North San Fernando Road, Building 1             1 Los Angeles, CA                 0   3,864        5,007          0               0
North San Fernando Road, Building 2             1 Los Angeles, CA                 0   3,416        4,658          0               0
North San Fernando Road, Building 3             1 Los Angeles, CA                 0   2,397        3,192          0               0
South Parco Street                              1 Ontario, CA                     0     792        2,930          0               0
East Cedar Street                               1 Ontario, CA                     0     884        3,322          0               0
East Vista Bella Way                            1 Rancho Dominguez, CA            0   1,403        4,460          0               0
West Manville Street                            1 Rancho Dominguez, CA            0   1,719        4,603          0               0
Alondra Boulevard                               1 La Mirada, CA                   0   2,422        9,433          0               0
Artesia Avenue, Building 1                      1 Fullerton, CA                   0   1,104        2,718          0               0
Artesia Avenue, Building 2                      1 Fullerton, CA                   0   1,034        2,887          0               0
Commonwealth Avenue                             1 Fullerton, CA                   0     979        2,066          0               0
East Howell Avenue, Building 1                  1 Anaheim, CA                     0   1,427        3,264          0               0
East Howell Avenue, Building 2                  1 Anaheim, CA                     0     506        1,116          0               0
Anza Drive, Building 2                          1 Valencia, CA                    0     190          498          0               0
Anza Drive, Building 3                          1 Valencia, CA                    0     202          563          0               0
Anza Drive, Building 1                          1 Valencia, CA                    0     279          614          0               0

                                         Gross Amount Carried
                                         as of June 30, 2002                                      Date                  Depreciable
                                         -----------------------
                                                   Buildings and                 Accumulated  Constructed or    Date        Lives
Property Name(s)                               Land Improvements    Total/(1)/  Depreciation    Renovated     Acquired    in Years
----------------                               ---- ------------    ----------  ------------    ---------     --------    --------
West Geneva Street, Building 2                 300           440         740             (6)       1981        12/07/01    10 - 40
West Geneva Street, Building 3                 320           547         867             (8)       1981        12/07/01    10 - 40
Deforest Circle                              1,630         6,860       8,490            (97)       1992        12/07/01    10 - 40
Santa Anita Avenue                           1,539         5,785       7,324            (82)       1988        12/07/01    10 - 40
South Rockfeller Avenue                      1,006         3,433       4,439            (49)       1986        12/07/01    10 - 40
Vintage Avenue                               2,185         7,816      10,001           (106)       1988        12/07/01    10 - 40
San Fernando Road                            3,298         9,621      12,919           (136)       1980        12/07/01    10 - 40
Rowland Street                               2,107         7,317       9,424           (104)       1998        12/07/01    10 - 40
Dahlia Street                                2,408         7,994      10,402           (113)       1989        12/07/01    10 - 40
North San Fernando Road, Building 7/(2)/     1,016             3       1,019             (0)       1994        12/07/01    10 - 40
East Dyer Road                              11,851         8,991      20,842           (127)    1954/1965      12/07/01    10 - 40
Parco Street                                   690         2,701       3,391            (38)       1999        12/07/01    10 - 40
Industry Circle                              2,177         4,071       6,248            (58)    1966/1973      12/07/01    10 - 40
East Santa Ana Street, Building 1              659         2,867       3,526            (41)       1989        12/07/01    10 - 40
East Santa Ana Street, Building 2              444         2,059       2,503            (29)       1990        12/07/01    10 - 40
Jersey Court                                   664         2,338       3,002            (33)       1989        12/07/01    10 - 40
12th Street                                    964         3,642       4,606            (52)       1990        12/07/01    10 - 40
West Rincon Street                           2,001         6,539       8,540            (93)       1986        12/07/01    10 - 40
Tyburn Street                                3,223         4,196       7,419            (59)       1965        12/07/01    10 - 40
North San Fernando Road, Building 1          3,864         5,007       8,871            (71)       1965        12/07/01    10 - 40
North San Fernando Road, Building 2          3,416         4,658       8,074            (66)       1965        12/07/01    10 - 40
North San Fernando Road, Building 3          2,397         3,192       5,589            (45)       1965        12/07/01    10 - 40
South Parco Street                             792         2,930       3,722            (42)       1999        12/07/01    10 - 40
East Cedar Street                              884         3,322       4,206            (47)       1999        12/07/01    10 - 40
East Vista Bella Way                         1,403         4,460       5,863            (63)       1973        12/07/01    10 - 40
West Manville Street                         1,719         4,603       6,322            (65)       1980        12/07/01    10 - 40
Alondra Boulevard                            2,422         9,433      11,855           (134)    1969/1975      12/07/01    10 - 40
Artesia Avenue, Building 1                   1,104         2,718       3,822            (39)       1991        12/07/01    10 - 40
Artesia Avenue, Building 2                   1,034         2,887       3,921            (41)       1991        12/07/01    10 - 40
Commonwealth Avenue                            979         2,066       3,045            (29)       1965        12/07/01    10 - 40
East Howell Avenue, Building 1               1,427         3,264       4,691            (46)       1968        12/07/01    10 - 40
East Howell Avenue, Building 2                 506         1,116       1,622            (16)       1991        12/07/01    10 - 40
Anza Drive, Building 2                         190           498         688             (7)       1990        12/07/01    10 - 40
Anza Drive, Building 3                         202           563         765             (8)       1990        12/07/01    10 - 40
Anza Drive, Building 1                         279           614         893             (9)       1990        12/07/01    10 - 40

                                                                     (Continued)

CABOT INDUSTRIAL PROPERTIES, L.P.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
JUNE 30, 2002
--------------------------------------------------------------------------------

                                                                                                            Cost Capitalized
                                                                                  Initial Cost     Subsequent to Acquisition
                                                                            --------------------- --------------------------
                                  Number of                                         Buildings and              Buildings and
Property Name(s)                  Buildings Location            Encumbrances    Land Improvements     Land      Improvements
----------------                  --------- --------            ------------    ---- ------------     ----      ------------
Royal Avenue                              1 Simi Valley, CA               0      496       1,543         0                52
Union Place, Building 1                   1 Simi Valley, CA               0      373       1,462         0                 0
Union Place, Building 2                   1 Simi Valley, CA               0      520       2,642         0                 0
North San Fernando Road, Building 4       1 Los Angeles, CA               0    1,484       5,065         0                 0
North San Fernando Road, Building 5       1 Los Angeles, CA               0    1,350       2,438         0                64
North San Fernando Road, Building 6       1 Los Angeles, CA               0    1,023       1,654         0                 0
Cabot Commerce Center                     1 Rancho Cucomonga, CA          0    1,043       3,106         0                15
Lassen Street                             1 Chatsworth, CA                0    3,013       5,782         0                 0
East 166th Street                         1 Cerritos, CA                  0      941       1,688         0                 0
Shoemaker Avenue, Building 1              1 Santa Fe Springs, CA          0      485       1,304         0                 0
Shoemaker Avenue, Building 2              1 Santa Fe Springs, CA          0      296         872         0                 0
Shoemaker Avenue, Building 3              1 Santa Fe Springs, CA          0      503       1,358         0                 0
Shoemaker Avenue, Building 4              1 Santa Fe Springs, CA          0      191         523         0                 0
Lincoln Way, Building 1                   1 Garden Grove, CA              0    1,360       2,666         0                 0
Lincoln Way, Building 2                   1 Garden Grove, CA              0    1,585       3,106         0                 2
Lincoln Way, Building 3                   1 Garden Grove, CA              0    1,888       3,006         0                 0
Lincoln Way, Building 4                   1 Garden Grove, CA              0    1,687       3,437         0                 0
Wilshire Avenue, Building 1               1 Santa Ana, CA                 0      529       1,026         0                 0
Wilshire Avenue, Building 2               1 Santa Ana, CA                 0      990       2,172         0                 0
Wilshire Avenue, Building 3               1 Santa Ana, CA                 0      688       1,606         0                 0
Connector Lane                            1 Huntington Beach, CA          0       70       3,092         0                 0
Altura Street                             1 Buena Park, CA                0      774       3,095         0                 0
Dornoch Court                             1 San Diego, CA                 0    1,753       8,547         0                 0
Newton Drive                              1 Carlsbad, CA                  0    5,127      10,511         0                 0
Airway Road, Building 1                   1 Otay Mesa, CA             1,910      628       2,205         0                 0
Airway Road, Building 2                   1 Otay Mesa, CA             2,987      595       3,958         0                 0
Kellogg Avenue                            1 Carlsbad, CA                  0    1,214       2,585         0                 0
Oak Ridge Way                             1 Vista, CA                     0    1,403       3,543         0                 0
Goldentop Road                            1 San Diego, CA                 0    3,278       5,262         0                 0
Aldergrove Avenue                         1 Escondido, CA                 0      948       2,494         0                 0
McLaughlin Avenue                         1 San Jose, CA                  0    4,070       8,266         0                 0
Cherry Street, Building 1                 1 Newark, CA                    0    5,210      11,198         0                 0
Cherry Street, Building 2                 1 Newark, CA                    0    4,133      11,426         0                 0
Cherry Street, Building 3                 1 Newark, CA                    0    3,133       6,944         0                 3

                                    Gross Amount Carried
                                    as of June 30,2002                                  Date                   Depreciable
                                    ---------------------
                                            Buildings and              Accumulated   Constructed or    Date      Lives
Property Name(s)                       Land Improvements   Total/(1)/  Depreciation     Renovated     Acquired   in Years
----------------                       ---- -------------  --------    ------------    ---------      --------   --------
Royal Avenue                            496       1,595     2,091              (22)       1988        12/07/01   10 - 40
Union Place, Building 1                 373       1,462     1,835              (21)       1985        12/07/01   10 - 40
Union Place, Building 2                 520       2,642     3,162              (37)       1987        12/07/01   10 - 40
North San Fernando Road, Building 4   1,484       5,065     6,549              (72)       1992        12/07/01   10 - 40
North San Fernando Road, Building 5   1,350       2,502     3,852              (36)       1992        12/07/01   10 - 40
North San Fernando Road, Building 6   1,023       1,654     2,677              (23)       1993        12/07/01   10 - 40
Cabot Commerce Center                 1,043       3,121     4,164              (44)       2001        12/07/01   10 - 40
Lassen Street                         3,013       5,782     8,795              (82)       1968        12/07/01   10 - 40
East 166th Street                       941       1,688     2,629              (24)       1978        12/07/01   10 - 40
Shoemaker Avenue, Building 1            485       1,304     1,789              (19)       1989        12/07/01   10 - 40
Shoemaker Avenue, Building 2            296         872     1,168              (12)       1989        12/07/01   10 - 40
Shoemaker Avenue, Building 3            503       1,358     1,861              (19)       1989        12/07/01   10 - 40
Shoemaker Avenue, Building 4            191         523       714               (7)       1989        12/07/01   10 - 40
Lincoln Way, Building 1               1,360       2,666     4,026              (38)       1983        12/07/01   10 - 40
Lincoln Way, Building 2               1,585       3,108     4,693              (44)       1986        12/07/01   10 - 40
Lincoln Way, Building 3               1,888       3,006     4,894              (43)       1983        12/07/01   10 - 40
Lincoln Way, Building 4               1,687       3,437     5,124              (49)       1983        12/07/01   10 - 40
Wilshire Avenue, Building 1             529       1,026     1,555              (15)       1986        12/07/01   10 - 40
Wilshire Avenue, Building 2             990       2,172     3,162              (31)       1986        12/07/01   10 - 40
Wilshire Avenue, Building 3             688       1,606     2,294              (23)       1986        12/07/01   10 - 40
Connector Lane                           70       3,092     3,162              (44)       1986        12/07/01   10 - 40
Altura Street                           774       3,095     3,869              (44)     1967/1988     12/07/01   10 - 40
Dornoch Court                         1,753       8,547    10,300             (121)       1988        12/07/01   10 - 40
Newton Drive                          5,127      10,511    15,638             (149)       1999        12/07/01   10 - 40
Airway Road, Building 1                 628       2,205     2,833              (31)       1996        12/07/01   10 - 40
Airway Road, Building 2                 595       3,958     4,553              (56)       1996        12/07/01   10 - 40
Kellogg Avenue                        1,214       2,585     3,799              (37)       1991        12/07/01   10 - 40
Oak Ridge Way                         1,403       3,543     4,946              (50)       1999        12/07/01   10 - 40
Goldentop Road                        3,278       5,262     8,540              (75)       1997        12/07/01   10 - 40
Aldergrove Avenue                       948       2,494     3,442              (35)       1996        12/07/01   10 - 40
McLaughlin Avenue                     4,070       8,266    12,336             (117)       1975        12/07/01   10 - 40
Cherry Street, Building 1             5,210      11,198    16,408             (159)       1990        12/07/01   10 - 40
Cherry Street, Building 2             4,133      11,426    15,559             (162)       1960        12/07/01   10 - 40
Cherry Street, Building 3             3,133       6,947    10,080              (98)       1990        12/07/01   10 - 40

                                                                     (Continued)

CABOT INDUSTRIAL PROPERTIES, L.P.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
JUNE 30, 2002
--------------------------------------------------------------------------------

                                                                                                                 Cost Capitalized
                                                                                       Initial Cost      Subsequent to Acquisition
                                                                                 ---------------------  --------------------------
                                       Number of                                        Buildings and               Buildings and
Property Name(s)                       Buildings  Location          Encumbrances   Land  Improvements         Land   Improvements
----------------                       ---------  --------          ------------   ----  ------------         ----   ------------
Huntwood Avenue                                1  Hayward, CA                  0   1,154       5,133            0              0
Brisbane Industrial Park, Building 11          1  Brisbane, CA                 0   2,150       2,828            0             20
Brisbane Industrial Park, Building 3           1  Brisbane, CA                 0   1,205       2,028            0              0
Brisbane Industrial Park, Building 14          1  Brisbane, CA                 0     966       1,455            0              0
Brisbane Industrial Park, Building 4           1  Brisbane, CA                 0   1,479       2,880            0              0
Brisbane Industrial Park, Building 5           1  Brisbane, CA                 0   1,410       2,311            0              0
Brisbane Industrial Park, Building 9           1  Brisbane, CA                 0   1,877       4,027            0              0
Brisbane Industrial Park, Building 1           1  Brisbane, CA                 0   1,625       2,962            0              0
Brisbane Industrial Park, Building 13          1  Brisbane, CA                 0   2,047       3,409            0              0
Brisbane Industrial Park, Building 12          1  Brisbane, CA                 0   1,268       1,833            0              0
Brisbane Industrial Park, Building 10          1  Brisbane, CA                 0   3,377         220            0              0
Brisbane Industrial Park, Building 8           1  Brisbane, CA                 0     760       1,525            0              0
Brisbane Industrial Park, Building 2           1  Brisbane, CA                 0     878       1,671            0              0
Brisbane Industrial Park, Building 7           1  Brisbane, CA                 0   1,713       2,369            0              0
Brisbane Industrial Park, Building 6           1  Brisbane, CA                 0   1,205       2,894            0              0
Landstreet Road, Building 1                    1  Orlando, FL                  0   1,133      11,308            0              2
Kingspointe Parkway                            1  Orlando, FL                  0     586       2,870            0              0
Orlando Central Park, Building 2               1  Orlando, FL                  0   1,234       4,883            0              0
Orlando Central Park, Building 4               1  Orlando, FL                  0     966       3,877            1              7
Orlando Central Park, Building 5               1  Orlando, FL                  0   1,003       4,331            0              0
Orlando Central Park, Building 6               1  Orlando, FL                  0     850       3,641            0              0
Orlando Central Park, Building 1               1  Orlando, FL                  0   1,691       8,340            0              0
Orlando Central Park, Building 3               1  Orlando, FL                  0   2,276      11,646            0              0
Exchange Drive                                 1  Orlando, FL              2,449     445       4,052            0             17
Boggy Creek, Building 1                        1  Orlando, FL                  0     423       3,137            0              0
Boggy Creek, Building 2                        1  Orlando, FL                  0     398       3,317            0              1
Landstreet Road, Building 2                    1  Orlando, FL                  0     475       3,185            0              0
Landstreet Road, Building 3                    1  Orlando, FL                  0     316       2,641            0              0
Boggy Creek, Building 3                        1  Orlando, FL                  0     590       3,132            0              0
Boggy Creek, Building 4                        1  Orlando, FL                  0     396       2,255            0              0
North Andrews Avenue                           1  Pompano Beach, FL            0   2,180       7,519            0              9
Landstreet Road, Building 4                    1  Orlando, FL                  0     719       3,565            0              1
Northwest 70th Avenue, Building 1              1  Miami, FL                    0   4,813      10,585            0             61
Northwest 70th Avenue, Building 2              1  Miami, FL                    0   1,392       3,605            0             33

                                           Gross Amount Carried
                                           as of June 30, 2002                                    Date                  Depreciable
                                          ------------------------
                                                     Buildings and              Accumulated  Constructed or    Date       Lives
Property Name(s)                               Land   Improvements   Total/(1)/ Depreciation    Renovated    Acquired    in Years
----------------                               ----   ------------   ---------- ------------    ---------    --------    --------
Huntwood Avenue                              1,154          5,133        6,287          (73)      1982        12/07/01   10 - 40
Brisbane Industrial Park, Building 11        2,150          2,848        4,998          (40)      1968        12/07/01   10 - 40
Brisbane Industrial Park, Building 3         1,205          2,028        3,233          (29)    1969/1998     12/07/01   10 - 40
Brisbane Industrial Park, Building 14          966          1,455        2,421          (21)      1969        12/07/01   10 - 40
Brisbane Industrial Park, Building 4         1,479          2,880        4,359          (41)      1968        12/07/01   10 - 40
Brisbane Industrial Park, Building 5         1,410          2,311        3,721          (33)      1966        12/07/01   10 - 40
Brisbane Industrial Park, Building 9         1,877          4,027        5,904          (57)      1966        12/07/01   10 - 40
Brisbane Industrial Park, Building 1         1,625          2,962        4,587          (42)      1961        12/07/01   10 - 40
Brisbane Industrial Park, Building 13        2,047          3,409        5,456          (48)      1962        12/07/01   10 - 40
Brisbane Industrial Park, Building 12        1,268          1,833        3,101          (26)      1968        12/07/01   10 - 40
Brisbane Industrial Park, Building 10        3,377            220        3,597           (3)      1961        12/07/01   10 - 40
Brisbane Industrial Park, Building 8           760          1,525        2,285          (22)      1961        12/07/01   10 - 40
Brisbane Industrial Park, Building 2           878          1,671        2,549          (24)      1960        12/07/01   10 - 40
Brisbane Industrial Park, Building 7         1,713          2,369        4,082          (34)      1967        12/07/01   10 - 40
Brisbane Industrial Park, Building 6         1,205          2,894        4,099          (41)      1963        12/07/01   10 - 40
Landstreet Road, Building 1                  1,133         11,310       12,443         (160)      1997        12/07/01   10 - 40
Kingspointe Parkway                            586          2,870        3,456          (41)      1990        12/07/01   10 - 40
Orlando Central Park, Building 2             1,234          4,883        6,117          (69)    1992/1998     12/07/01   10 - 40
Orlando Central Park, Building 4               967          3,884        4,851          (55)    1984/1998     12/07/01   10 - 40
Orlando Central Park, Building 5             1,003          4,331        5,334          (61)    1985/1998     12/07/01   10 - 40
Orlando Central Park, Building 6               850          3,641        4,491          (52)    1986/1998     12/07/01   10 - 40
Orlando Central Park, Building 1             1,691          8,340       10,031         (118)      1988        12/07/01   10 - 40
Orlando Central Park, Building 3             2,276         11,646       13,922         (165)      1991        12/07/01   10 - 40
Exchange Drive                                 445          4,069        4,514          (58)    1999/1998     12/07/01   10 - 40
Boggy Creek, Building 1                        423          3,137        3,560          (45)      1992        12/07/01   10 - 40
Boggy Creek, Building 2                        398          3,318        3,716          (47)      1996        12/07/01   10 - 40
Landstreet Road, Building 2                    475          3,185        3,660          (45)      1997        12/07/01   10 - 40
Landstreet Road, Building 3                    316          2,641        2,957          (37)      1997        12/07/01   10 - 40
Boggy Creek, Building 3                        590          3,132        3,722          (44)      1998        12/07/01   10 - 40
Boggy Creek, Building 4                        396          2,255        2,651          (32)      1999        12/07/01   10 - 40
North Andrews Avenue                         2,180          7,528        9,708         (107)      1999        12/07/01   10 - 40
Landstreet Road, Building 4                    719          3,566        4,285          (51)      2000        12/07/01   10 - 40
Northwest 70th Avenue, Building 1            4,813         10,646       15,459         (150)      1977        12/07/01   10 - 40
Northwest 70th Avenue, Building 2            1,392          3,638        5,030          (51)    1972/1978     12/07/01   10 - 40

                                                                     (Continued)

CABOT INDUSTRIAL PROPERTIES, L.P.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
JUNE 30, 2002
--------------------------------------------------------------------------------

                                                                                                                    Cost Capitalized
                                                                                          Initial Cost     Subsequent to Acquisition
                                                                                     -------------------- --------------------------
                                        Number of                                           Buildings and              Buildings and
Property Name(s)                        Buildings Location             Encumbrances     Land Improvements       Land    Improvements
----------------                        --------- --------             ------------     ---- ------------       ----    ------------
Cabot - Northpoint, Building 1                  1 West Palm Beach, FL             0     615        2,601          0               14
Highway 316                                     1 Dacula, GA                      0   1,016        8,366          0                3
Westgate Parkway                                1 Atlanta, GA                     0   1,545        4,880          0                7
Evergreen Boulevard, Building 1                 1 Duluth, GA                      0   2,084        6,380          0                7
Atlanta Industrial Drive                        1 Atlanta, GA                 2,796   1,155        3,475          0               53
Westpark Drive, Building 1                      1 Atlanta, GA                     0     823        4,605          0                0
Westpark Drive, Building 2                      1 Atlanta, GA                     0     609        2,655          0                0
Williams Drive, Building 1                      1 Marietta, GA                1,528     720        3,076          0               19
Williams Drive, Building 2                      1 Marietta, GA                2,004     399        2,743          0               25
Williams Drive, Building 3                      1 Marietta, GA                1,237     386        2,092          0               15
Northmont Parkway, Building 2                   1 Duluth, GA                      0   2,028        5,804          0                6
Evergreen Building, Building 2                  1 Duluth, GA                      0   1,682        4,263          0                6
Northmont Parkway, Building 1                   1 Duluth, GA                      0   1,485        4,787          0               47
Northmont Parkway, Building 3                   1 Duluth, GA                      0   1,031        2,997          0                4
Northmont Parkway, Building 5                   1 Duluth, GA                      0   2,500        5,026          0                6
Summit Ridge Parkway, Building 1                1 Duluth, GA                      0   1,433        4,397          0                0
Summit Ridge Parkway, Building 2                1 Duluth, GA                      0   1,478        5,021          0                0
Summit Ridge Parkway, Building 3                1 Duluth, GA                      0     730        2,537          0                0
Buford Highway                                  1 Duluth, GA                      0   1,584        5,856          0                0
Cobb International Place, Building 1            1 Kennesaw, GA                    0     326        2,000          0                0
Cobb International Place, Building 2            1 Kennesaw, GA                    0     350        2,286          0                0
South Royal Drive, Building 1                   1 Tucker, GA                      0     515        1,655          0                1
South Royal Drive, Building 2                   1 Tucker, GA                      0     270        1,441          2               11
South Royal Drive, Building 3                   1 Tucker, GA                      0     334        1,245          0                1
Town Park Drive, Building 1                     1 Kennesaw, GA                2,364     574        2,885          0                0
Town Park Drive, Building 2                     1 Kennesaw, GA                1,783     588        2,191          0                3
Breckenridge                                    1 Duluth, GA                      0     932        3,402          0                0
Highlands Parkway                               1 Smyrna, GA                      0   2,877        8,799          0                0
Northmont Parkway, Building 4                   1 Duluth, GA                      0   1,257        1,700          0                2
North State Road #9                             1 Howe, IN                        0     234        6,505          0                0
Holton Drive                                    1 Independence, KY                0   2,188        8,723          0               20
International Way                               1 Hebron, KY                      0     614        4,685          1                2
Kentucky Drive, Building 1                      1 Florence, KY                    0     750        5,056          0                6
Empire Drive, Building 3                        1 Florence, KY                    0     371        2,382          0               31

                                         Gross Amount Carried
                                         as of June 30, 2002                                      Date                  Depreciable
                                         -----------------------
                                                   Buildings and                 Accumulated  Constructed or    Date        Lives
Property Name(s)                               Land Improvements    Total/(1)/  Depreciation    Renovated     Acquired    in Years
----------------                               ---- ------------    ----------  ------------    ---------     --------    --------
Cabot - Northpoint, Building 1                 615         2,615       3,230           (37)        2001        12/07/01    10 - 40
Highway 316                                  1,016         8,369       9,385          (119)        1989        12/07/01    10 - 40
Westgate Parkway                             1,545         4,887       6,432           (69)        1988        12/07/01    10 - 40
Evergreen Boulevard, Building 1              2,084         6,387       8,471           (91)        1999        12/07/01    10 - 40
Atlanta Industrial Drive                     1,155         3,528       4,683           (50)        1986        12/07/01    10 - 40
Westpark Drive, Building 1                     823         4,605       5,428           (65)        1981        12/07/01    10 - 40
Westpark Drive, Building 2                     609         2,655       3,264           (38)        1981        12/07/01    10 - 40
Williams Drive, Building 1                     720         3,095       3,815           (44)        1987        12/07/01    10 - 40
Williams Drive, Building 2                     399         2,768       3,167           (39)        1987        12/07/01    10 - 40
Williams Drive, Building 3                     386         2,107       2,493           (30)        1987        12/07/01    10 - 40
Northmont Parkway, Building 2                2,028         5,810       7,838           (82)        1999        12/07/01    10 - 40
Evergreen Building, Building 2               1,682         4,269       5,951           (61)        1999        12/07/01    10 - 40
Northmont Parkway, Building 1                1,485         4,834       6,319           (68)        1998        12/07/01    10 - 40
Northmont Parkway, Building 3                1,031         3,001       4,032           (43)        2000        12/07/01    10 - 40
Northmont Parkway, Building 5                2,500         5,032       7,532           (71)        2000        12/07/01    10 - 40
Summit Ridge Parkway, Building 1             1,433         4,397       5,830           (62)        1997        12/07/01    10 - 40
Summit Ridge Parkway, Building 2             1,478         5,021       6,499           (71)        1995        12/07/01    10 - 40
Summit Ridge Parkway, Building 3               730         2,537       3,267           (36)        1996        12/07/01    10 - 40
Buford Highway                               1,584         5,856       7,440           (83)        1995        12/07/01    10 - 40
Cobb International Place, Building 1           326         2,000       2,326           (29)        1996        12/07/01    10 - 40
Cobb International Place, Building 2           350         2,286       2,636           (32)        1996        12/07/01    10 - 40
South Royal Drive, Building 1                  515         1,656       2,171           (23)        1987        12/07/01    10 - 40
South Royal Drive, Building 2                  272         1,452       1,724           (21)        1987        12/07/01    10 - 40
South Royal Drive, Building 3                  334         1,246       1,580           (18)        1989        12/07/01    10 - 40
Town Park Drive, Building 1                    574         2,885       3,459           (41)        1995        12/07/01    10 - 40
Town Park Drive, Building 2                    588         2,194       2,782           (31)        1995        12/07/01    10 - 40
Breckenridge                                   932         3,402       4,334           (48)        1999        12/07/01    10 - 40
Highlands Parkway                            2,877         8,799      11,676          (125)        1997        12/07/01    10 - 40
Northmont Parkway, Building 4                1,257         1,702       2,959           (24)        1998        12/07/01    10 - 40
North State Road #9                            234         6,505       6,739           (92)        1988        12/07/01    10 - 40
Holton Drive                                 2,188         8,743      10,931          (124)        1996        12/07/01    10 - 40
International Way                              615         4,687       5,302           (66)        1990        12/07/01    10 - 40
Kentucky Drive, Building 1                     750         5,062       5,812           (72)        1998        12/07/01    10 - 40
Empire Drive, Building 3                       371         2,413       2,784           (34)        1991        12/07/01    10 - 40

                                                                     (Continued)

CABOT INDUSTRIAL PROPERTIES, L.P.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
JUNE 30, 2002
-------------------------------------------------------------------------------

                                                                                                               Cost Capitalized
                                                                                      Initial Cost    Subsequent to Acquisition
                                                                               ---------------------- -------------------------
                                    Number of                                           Buildings and             Buildings and
Property Name(s)                     Buildings  Location       Encumbrances       Land  Improvements      Land     Improvements
----------------                      -------- ---------        ------------      ----  -------------     ----    -------------
Spiral Drive, Building 1                     1 Florence, KY             0         177          2,087        0                3
Spiral Drive, Building 2                     1 Florence, KY             0         220          2,629        0               22
Building J, Airport Exchange Drive           1 Erlanger, KY         2,880         629          3,265        0                0
Foundation Drive, Building 1                 1 Elsmere, KY              0         177            807        0                3
Foundation Drive, Building 2                 1 Elsmere, KY              0         383          2,370        0               15
Foundation Drive, Building 3                 1 Elsmere, KY              0         185            223        0                0
Kentucky Drive, Building 2                   1 Florence, KY             0         544          2,975        0               52
Power Line Drive                             1 Elsmere, KY              0          63            248        0                0
Foundation Drive, Building 4                 1 Elsmere, KY              0          72            377        0                0
Foundation Drive, Building 5                 1 Florence, KY             0          72            372        0                0
Foundation Drive, Building 6                 1 Elsmere, KY              0         101            618        0                0
Foundation Drive, Building 7                 1 Elsmere, KY              0          95            441        0                0
Foundation Drive, Building 8                 1 Elsmere, KY              0         153            398        0                0
Empire Drive, Building 1                     1 Florence, KY             0         445          1,345        0               14
Empire Drive, Building 2                     1 Florence, KY             0         448          1,346        0               16
Jamike Drive, Building 1                     1 Erlanger, KY             0         170            428        0                0
Jamike Drive, Building 2                     1 Erlanger, KY             0         434            901        0                0
Jamike Drive, Building 3                     1 Erlanger, KY             0         467          1,432        5               20
Jamike Drive, Building 4                     1 Erlanger, KY             0         305          1,391        0                0
Jamike Drive, Building 5                     1 Erlanger, KY             0         154            994        0                0
Jamike Drive, Building 6                     1 Erlanger, KY             0         170            935        0                0
Jamike Drive, Building 7                     1 Erlanger, KY             0         161            984        0                1
Turfway Road, Building 1                     1 Erlanger, KY           630         378          1,114        1                4
Turfway Road, Building 2                     1 Erlanger, KY           784         388          1,406        0                0
Turfway Road, Building 3                     1 Erlanger, KY           843         316          1,213        0                0
Kenwood Circle                               1 Franklin, MA             0       1,406          7,973        0                0
Progress Road, Building 1                    1 Billerica, MA            0         892          3,238        0                0
Progress Road, Building 2                    1 Billerica, MA            0         909          3,986        0                0
Sunnyslope Avenue                            1 Tewksbury, MA            0         998          8,144        0                0
South Street                                 1 Hopkinton, MA            0         972          3,143        0                0
John Hancock Road                            1 Taunton, MA          1,320         214          1,622        0                0
Technology Drive                             1 Auburn, MA               0         825          1,619        0                0
Oceano Avenue                                1 Jessup, MD               0       1,449          7,066        0                0
Tar Bay Drive                                1 Jessup, MD               0       1,433          6,785        0                0

                                       Gross Amount Carried
                                       as of June 30, 2002                                  Date                 Depreciable
                                       --------------------
                                              Buildings and              Accumulated    Constructed or    Date      Lives
Property Name(s)                         Land  Improvements  Total/(1)/ Depreciation      Renovated     Acquired  in Years
----------------                         ---- -------------  ---------- ------------      ---------     --------  --------
Spiral Drive, Building 1                 177          2,090     2,267          (30)        1988        12/07/01     10-40
Spiral Drive, Building 2                 220          2,651     2,871          (38)        1989        12/07/01     10-40
Building J, Airport Exchange Drive       629          3,265     3,894          (46)        1997        12/07/01     10-40
Foundation Drive, Building 1             177            810       987          (11)        1983        12/07/01     10-40
Foundation Drive, Building 2             383          2,385     2,768          (34)      1983/1985     12/07/01     10-40
Foundation Drive, Building 3             185            223       408           (3)        1990        12/07/01     10-40
Kentucky Drive, Building 2               544          3,027     3,571          (42)        1991        12/07/01     10-40
Power Line Drive                          63            248       311           (4)        1994        12/07/01     10-40
Foundation Drive, Building 4              72            377       449           (5)        1983        12/07/01     10-40
Foundation Drive, Building 5              72            372       444           (5)        1983        12/07/01     10-40
Foundation Drive, Building 6             101            618       719           (9)        1984        12/07/01     10-40
Foundation Drive, Building 7              95            441       536           (6)        1984        12/07/01     10-40
Foundation Drive, Building 8             153            398       551           (6)        1984        12/07/01     10-40
Empire Drive, Building 1                 445          1,359     1,804          (19)        1990        12/07/01     10-40
Empire Drive, Building 2                 448          1,362     1,810          (19)        1990        12/07/01     10-40
Jamike Drive, Building 1                 170            428       598           (6)        1986        12/07/01     10-40
Jamike Drive, Building 2                 434            901     1,335          (13)        1986        12/07/01     10-40
Jamike Drive, Building 3                 472          1,452     1,924          (21)        1986        12/07/01     10-40
Jamike Drive, Building 4                 305          1,391     1,696          (20)        1988        12/07/01     10-40
Jamike Drive, Building 5                 154            994     1,148          (14)        1985        12/07/01     10-40
Jamike Drive, Building 6                 170            935     1,105          (13)        1985        12/07/01     10-40
Jamike Drive, Building 7                 161            985     1,146          (14)        1985        12/07/01     10-40
Turfway Road, Building 1                 379          1,118     1,497          (16)        1990        12/07/01     10-40
Turfway Road, Building 2                 388          1,406     1,794          (20)        1990        12/07/01     10-40
Turfway Road, Building 3                 316          1,213     1,529          (17)        1996        12/07/01     10-40
Kenwood Circle                         1,406          7,973     9,379         (113)        1987        12/07/01     10-40
Progress Road, Building 1                892          3,238     4,130          (46)        1988        12/07/01     10-40
Progress Road, Building 2                909          3,986     4,895          (57)        1988        12/07/01     10-40
Sunnyslope Avenue                        998          8,144     9,142         (115)        1987        12/07/01     10-40
South Street                             972          3,143     4,115          (45)        1987        12/07/01     10-40
John Hancock Road                        214          1,622     1,836          (23)        1986        12/07/01     10-40
Technology Drive                         825          1,619     2,444          (23)        1973        12/07/01     10-40
Oceano Avenue                          1,449          7,066     8,515         (100)        1987        12/07/01     10-40
Tar Bay Drive                          1,433          6,785     8,218          (96)        1990        12/07/01     10-40

                                                                     (Continued)

CABOT INDUSTRIAL PROPERTIES, L.P.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
JUNE 30, 2002
--------------------------------------------------------------------------------

                                                                                                                Cost Capitalized
                                                                                      Initial Cost     Subsequent to Acquisition
                                                                              ----------------------  --------------------------
                                    Number of                                          Buildings and               Buildings and
Property Name(s)                     Buildings Location            Encumbrances   Land  Improvements   Land         Improvements
---------------                      --------- --------            ------------   ---- -------------   ----        -------------
Port Capital Drive                           1 Jessup, MD                 380    1,017        4,759       0                    3
Greenwood Place                              1 Savage, MD                   0      702        3,326       0                    0
Bollman Place                                1 Savage, MD                   0    1,118        4,124       0                    0
Stayton Drive                                1 Jessup, MD                   0    1,106        4,043       0                    0
The Crysen Center, Building 1                1 Jessup, MD                   0      767        3,788       0                    0
The Crysen Center, Building 2                1 Jessup, MD                   0    1,038        3,513       0                    0
Guilford Road                                1 Annapolis Junctin, MD        0    1,351        5,758       0                   10
Bristol Court                                1 Jessup, MD                   0      896        3,645       2                    8
West Nursery Road, Building 1                1 Linthicum, MD            1,417      520        3,221       0                    0
West Nursery Road, Building 2                1 Linthicum, MD            1,613      492        3,762       0                    0
Fontana Lane, Building 1                     1 Baltimore, MD            1,978      431        2,646       0                    1
Fontana Lane, Building 2                     1 Baltimore, MD            2,829      595        4,465       0                    4
Corporate Boulevard, Building 1              1 Linthicum Heights, MD        0    1,971        6,205       0                    0
Corporate Boulevard, Building 2              1 Linthicum Heights, MD        0    1,504        4,702       0                    0
Guilford Road, Building 3                    1 Columbia, MD                 0    1,624        4,856       0                    0
Bristol Court, Bldg. 2                       1 Jessup, MD                   0      621        2,490       0                    0
Woodale Drive, Building 1                    1 Mounds View, MN          2,519      527        3,334       0                    0
Trenton Lane                                 1 Plymouth, MN             3,361    1,693        5,478       0                    1
Lexington Avenue                             1 Eagan, MN                3,695    1,642        6,477       0                   37
Woodale Drive, Building 2                    1 Mounds View, MN          2,319      538        3,329       0                    0
Woodale Drive, Building 3                    1 Mounds View, MN          5,039    1,172        7,224       0                    0
Woodale Drive, Building 4                    1 Mounds View, MN          1,392      272        1,686       0                    0
Cahill Road                                  1 Edina, MN                1,214      672        2,122       0                    0
Monticello Lane                              1 Maple Grove, MN            893      268        1,443       0                    0
West 82nd Street                             1 Bloomington, MN              0    1,088        3,042       0                    0
Reames Road                                  1 Charlotte, NC                0      379        3,136       0                    0
Westinghouse Blvd., Building 3               1 Charlotte, NC                0      876        5,293       0                    0
Nations Ford Road                            1 Charlotte, NC                0    1,955        7,324       0                    1
Cordage Street                               1 Charlotte, NC                0      605        2,920       0                    0
Brookford Street                             1 Charlotte, NC            2,107      529        3,545       0                   14
Westinghouse Boulevard, Building 1           1 Charlotte, NC            2,093      471        3,903       0                    0
Westinghouse Boulevard, Building 2           1 Charlotte, NC                0      443        3,024       0                    0
Westinghouse Boulevard, Building 4           1 Charlotte, NC                0      651        4,601       0                    0
Old Charlotte Highway                        1 Monroe, NC                   0      614        2,497       0                    9

                                     Gross Amount Carried
                                     as of June 30,2002                                       Date                   Depreciable
                                     ------------------------
                                               Buildings and                Accumulated Constructed or   Date          Lives
Property Name(s)                          Land  Improvements   Total/(1)/  Depreciation    Renovated    Acquired      in Years
----------------                          ----  -------------  ----------  ------------    ---------    --------      --------
Port Capital Drive                       1,017         4,762      5,779            (68)      1974        12/07/01      10 - 40
Greenwood Place                            702         3,326      4,028            (47)      1985        12/07/01      10 - 40
Bollman Place                            1,118         4,124      5,242            (58)      1985        12/07/01      10 - 40
Stayton Drive                            1,106         4,043      5,149            (57)      1985        12/07/01      10 - 40
The Crysen Center, Building 1              767         3,788      4,555            (54)      1985        12/07/01      10 - 40
The Crysen Center, Building 2            1,038         3,513      4,551            (50)      1985        12/07/01      10 - 40
Guilford Road                            1,351         5,768      7,119            (82)      1989        12/07/01      10 - 40
Bristol Court                              898         3,653      4,551            (52)      1987        12/07/01      10 - 40
West Nursery Road, Building 1              520         3,221      3,741            (46)      1990        12/07/01      10 - 40
West Nursery Road, Building 2              492         3,762      4,254            (53)      1990        12/07/01      10 - 40
Fontana Lane, Building 1                   431         2,647      3,078            (38)      1988        12/07/01      10 - 40
Fontana Lane, Building 2                   595         4,469      5,064            (63)      1988        12/07/01      10 - 40
Corporate Boulevard, Building 1          1,971         6,205      8,176            (88)      1999        12/07/01      10 - 40
Corporate Boulevard, Building 2          1,504         4,702      6,206            (67)      1999        12/07/01      10 - 40
Guilford Road, Building 3                1,624         4,856      6,480            (69)      1999        12/07/01      10 - 40
Bristol Court, Bldg. 2                     621         2,490      3,111            (35)      1986        12/07/01      10 - 40
Woodale Drive, Building 1                  527         3,334      3,861            (47)      1992        12/07/01      10 - 40
Trenton Lane                             1,693         5,479      7,172            (78)      1994        12/07/01      10 - 40
Lexington Avenue                         1,642         6,514      8,156            (92)    1979/1994     12/07/01      10 - 40
Woodale Drive, Building 2                  538         3,329      3,867            (47)      1989        12/07/01      10 - 40
Woodale Drive, Building 3                1,172         7,224      8,396           (102)      1990        12/07/01      10 - 40
Woodale Drive, Building 4                  272         1,686      1,958            (24)      1992        12/07/01      10 - 40
Cahill Road                                672         2,122      2,794            (30)      1979        12/07/01      10 - 40
Monticello Lane                            268         1,443      1,711            (20)      1986        12/07/01      10 - 40
West 82nd Street                         1,088         3,042      4,130            (43)      1967        12/07/01      10 - 40
Reames Road                                379         3,136      3,515            (44)      1994        12/07/01      10 - 40
Westinghouse Blvd., Building 3             876         5,293      6,169            (75)      1994        12/07/01      10 - 40
Nations Ford Road                        1,955         7,325      9,280           (104)      1999        12/07/01      10 - 40
Cordage Street                             605         2,920      3,525            (41)      1981        12/07/01      10 - 40
Brookford Street                           529         3,559      4,088            (51)    1984/1999     12/07/01      10 - 40
Westinghouse Boulevard, Building 1         471         3,903      4,374            (55)      1994        12/07/01      10 - 40
Westinghouse Boulevard, Building 2         443         3,024      3,467            (43)      1992        12/07/01      10 - 40
Westinghouse Boulevard, Building 4         651         4,601      5,252            (65)      1988        12/07/01      10 - 40
Old Charlotte Highway                      614         2,506      3,120            (36)    1957/1972     12/07/01      10 - 40

                                                                                                                     (Continued)

CABOT INDUSTRIAL PROPERTIES, L.P.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
JUNE 30, 2002
--------------------------------------------------------------------------------

                                                                                                              Cost Capitalized
                                                                                Initial Cost          Subsequent to Acquisition
                                                                          ----------------------     --------------------------
                                  Number of                                        Buildings and               Buildings and
Property Name(s)                  Buildings Location          Encumbrances   Land   Improvements       Land     Improvements
----------------                  --------- --------          ------------   ----   ------------       ----    -------------
Airport Road                              1 Monroe, NC                   0      527       4,673           0               42
Woodpark Boulevard, Building 1            1 Charlotte, NC                0      223       1,575           0               19
Woodpark Boulevard, Building 2            1 Charlotte, NC                0      219       1,374           0                3
Woodpark Boulevard, Building 3            1 Charlotte, NC                0      361       1,781           0                0
Commerce Boulevard                        1 Charlotte, NC                0      412       2,231           0                0
North I-85 Service Road                   1 Charlotte, NC                0      363       2,085           0                0
Equity Drive, Building 1                  1 Columbus, OH                 0      851       3,841           0               11
Westbelt Drive, Building 2                1 Columbus, OH                 0      664       4,114           0              316
Dividend Drive                            1 Columbus, OH                 0      297       2,825           0                0
International Street                      1 Columbus, OH                 0      428       2,223           0                0
Port Road, Building 1                     1 Franklin County, OH          0      647       5,063           0                0
Port Road, Building 2                     1 Franklin County, OH          0      459       3,446           0                0
Twin Creek Drive                          1 Columbus, OH                 0      632       3,219           0                7
Westbelt Drive, Building 1                1 Columbus, OH                 0      975       7,489           0                0
Equity Drive, Building 2                  1 Columbus, OH                 0      974       4,138           0                0
International Road, Building 1            1 Cincinnati, OH           2,959    1,073       4,148           0                0
International Road, Building 2            1 Cincinnati, OH           4,629      853       5,163           0                1
Lake Forest Drive, Building 1             1 Blue Ash, OH                 0    1,143       5,477           0                4
Lake Forest Drive, Building 2             1 Blue Ash, OH                 0    1,036       3,813           0               30
Kenwood Road, Building 1                  1 Blue Ash, OH                 0      525       2,075           0                3
Kenwood Road, Building 2                  1 Blue Ash, OH                 0      638       2,472           0                0
Kenwood Road, Building 3                  1 Blue Ash, OH                 0      463       1,832           0                0
Kenwood Road, Building 4                  1 Blue Ash, OH                 0      443       1,750           0                0
Kenwood Road, Building 5                  1 Blue Ash, OH                 0      405       1,940           0                0
Kenwood Road, Building 6                  1 Blue Ash, OH                 0      416       1,803           0                2
Kenwood Road, Building 7                  1 Blue Ash, OH                 0      409       1,732           0                0
Creek Road                                1 Blue Ash, OH                 0    1,339       4,253           0                9
Commerce Boulevard                        1 Loveland, OH                 0      364       1,140           0                6
Brackbill Boulevard, Building 1           1 Mechanicsburg, PA        2,647    1,804       7,714           0                0
Brackbill Boulevard, Building 2           1 Mechanicsburg, PA        2,755    1,884       6,875           0                0
Cumberland Parkway                        1 Harrisburg, PA               0    1,719      10,620           0                0
Fulling Mill Road                         1 Harrisburg, PA               0    1,577       5,561           0                0
Ritter Road                               1 Mechanicsburg, PA        1,200      308       1,861           0                0
Marine Drive                              1 Rock Hill, SC                0    1,212      12,678           0                0

                                   Gross Amount Carried
                                   as of June 30, 2002                                        Date                Depreciable
                                   --------------------
                                          Buildings and                   Accumulated    Constructed or    Date      Lives
Property Name(s)                    Land  Improvements       Total/(1)/  Depreciation     Renovated     Acquired    in Years
----------------                    ----  -------------     -----------  ------------     ---------     --------    --------
Airport Road                         527         4,715        5,242               (67)    1972/1999     12/07/01    10 - 40
Woodpark Boulevard, Building 1       223         1,594        1,817               (23)      1985        12/07/01    10 - 40
Woodpark Boulevard, Building 2       219         1,377        1,596               (20)      1986        12/07/01    10 - 40
Woodpark Boulevard, Building 3       361         1,781        2,142               (25)      1987        12/07/01    10 - 40
Commerce Boulevard                   412         2,231        2,643               (32)      1988        12/07/01    10 - 40
North I-85 Service Road              363         2,085        2,448               (30)      1988        12/07/01    10 - 40
Equity Drive, Building 1             851         3,852        4,703               (55)      1980        12/07/01    10 - 40
Westbelt Drive, Building 2           664         4,430        5,094               (60)      1980        12/07/01    10 - 40
Dividend Drive                       297         2,825        3,122               (40)      1980        12/07/01    10 - 40
International Street                 428         2,223        2,651               (32)      1988        12/07/01    10 - 40
Port Road, Building 1                647         5,063        5,710               (72)      1995        12/07/01    10 - 40
Port Road, Building 2                459         3,446        3,905               (49)      1995        12/07/01    10 - 40
Twin Creek Drive                     632         3,226        3,858               (46)      1989        12/07/01    10 - 40
Westbelt Drive, Building 1           975         7,489        8,464              (106)      1980        12/07/01    10 - 40
Equity Drive, Building 2             974         4,138        5,112               (59)    1980/1999     12/07/01    10 - 40
International Road, Building 1     1,073         4,148        5,221               (59)      1990        12/07/01    10 - 40
International Road, Building 2       853         5,164        6,017               (73)      1990        12/07/01    10 - 40
Lake Forest Drive, Building 1      1,143         5,481        6,624               (78)      1978        12/07/01    10 - 40
Lake Forest Drive, Building 2      1,036         3,843        4,879               (54)      1979        12/07/01    10 - 40
Kenwood Road, Building 1             525         2,078        2,603               (29)      1965        12/07/01    10 - 40
Kenwood Road, Building 2             638         2,472        3,110               (35)      1975        12/07/01    10 - 40
Kenwood Road, Building 3             463         1,832        2,295               (26)      1964        12/07/01    10 - 40
Kenwood Road, Building 4             443         1,750        2,193               (25)      1969        12/07/01    10 - 40
Kenwood Road, Building 5             405         1,940        2,345               (28)      1970        12/07/01    10 - 40
Kenwood Road, Building 6             416         1,805        2,221               (26)      1971        12/07/01    10 - 40
Kenwood Road, Building 7             409         1,732        2,141               (25)      1973        12/07/01    10 - 40
Creek Road                         1,339         4,262        5,601               (60)      1983        12/07/01    10 - 40
Commerce Boulevard                   364         1,146        1,510               (16)      1989        12/07/01    10 - 40
Brackbill Boulevard, Building 1    1,804         7,714        9,518              (109)    1984/1988     12/07/01    10 - 40
Brackbill Boulevard, Building 2    1,884         6,875        8,759               (97)    1986/1988     12/07/01    10 - 40
Cumberland Parkway                 1,719        10,620       12,339              (151)      1992        12/07/01    10 - 40
Fulling Mill Road                  1,577         5,561        7,138               (79)      1999        12/07/01    10 - 40
Ritter Road                          308         1,861        2,169               (26)      1986        12/07/01    10 - 40
Marine Drive                       1,212        12,678       13,890              (180)      1997        12/07/01    10 - 40

                                                                   (Continued)

CABOT INDUSTRIAL PROPERTIES, L.P.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
JUNE 30, 2002
--------------------------------------------------------------------------------

                                                                                                              Cost Capitalized
                                                                                Initial Cost          Subsequent to Acquisition
                                                                          ----------------------     --------------------------
                                  Number of                                        Buildings and               Buildings and
Property Name(s)                  Buildings Location          Encumbrances   Land   Improvements       Land     Improvements
----------------                  --------- --------          ------------   ----   ------------       ----    -------------
Pilot Drive                               1 Memphis, TN                 0   1,349       6,384             0               0
Airline Drive, Building 2                 1 Coppell, TX             3,133     835       4,610             0               0
DFW Trade Center, Building 1              1 Grapevine, TX               0   2,327      15,972            22             149
DFW Trade Center, Building 2              1 Grapevine, TX               0   1,849      12,427             0               0
Luna Road                                 1 Carrollton, TX              0   1,008       6,079             0               0
Patriot Drive, Building 1                 1 Grapevine, TX               0     526       4,675             0               0
Patriot Drive, Building 2                 1 Grapevine, TX               0   1,762      15,675             0               0
113th Street                              1 Arlington, TX               0     520       2,131             0               4
Airline Drive ,Building 1                 1 Coppell, TX                 0     355       2,488             0               0
North Lake Drive                          1 Coppell, TX                 0   1,408       6,078             0              46
10th Street, Building 1                   1 Plano, TX               2,637   1,017       3,684             1               1
10th Street, Building 2                   1 Plano, TX               2,662     977       4,140             0               0
Regency Crest Drive                       1 Dallas, TX                  0     887       5,486             0               0
Diplomat Drive, Building 2                1 Farmers Branch, TX      2,350     511       3,350             0               0
Hillguard Road, Building 1                1 Dallas, TX                  0     293       1,645             0               0
Hillguard Road, Building 2                1 Dallas, TX                  0     228       2,345             0               0
Hillguard Road, Building 3                1 Dallas, TX                  0   1,104       3,675             0               0
East Plano Parkway, Building 2            1 Plano, TX               7,754   1,207       8,624             0               0
DFW Trade Center, Building 3              1 Grapevine, TX               0   1,001      16,997             0               0
Diplomat Drive, Building 1                1 Farmers Branch, TX          0     137       3,075             0               1
Bradley Lane                              1 Carrollton, TX              0     260       1,933             0               0
Avenue F                                  1 Plano, TX                   0     906       6,174             2              12
Shiloh Road                               1 Plano, TX               3,110     653       3,752             0               0
East Collins Boulevard                    1 Richardson, TX              0   1,372       2,171             0               0
CABOT SIX FLAGS                           1 Arlington, TX               0     654       4,016             0               0
Capital Avenue, Building 1                1 Plano, TX               1,462     413       2,406             0              19
Capital Avenue, Building 2                1 Plano, TX               1,462     416       2,418             0              20
East Plano Parkway, Building 3            1 Plano, TX                   0     820       4,190             0               0
East Plano Parkway, Building 4            1 Plano, TX                   0     799       3,739             0               0
East Plano Parkway, Building 5            1 Plano, TX                   0     813       3,929             0               0
Summit Avenue                             1 Plano, TX                   0   1,078       6,672             0               0
Jefferson Davis/(2)/                      0 Alexandria, VA              0   2,189          18             0               0
Jefferson Davis/(2)/                      0 Alexandria, VA              0   1,568          13             0               0
Swann Street/(2)/                         0 Alexandria, VA              0   1,818       8,175             0               0

                                      Gross Amount Carried
                                      as of June 30, 2002                                        Date                Depreciable
                                      --------------------
                                             Buildings and                   Accumulated    Constructed or    Date      Lives
Property Name(s)                       Land  Improvements       Total/(1)/  Depreciation     Renovated     Acquired    in Years
----------------                       ----  -------------     -----------  ------------     ---------     --------    --------
Pilot Drive                            1,349         6,384        7,733               (91)       1987       12/07/01    10 - 40
Airline Drive, Building 2                835         4,610        5,445               (65)       1990       12/07/01    10 - 40
DFW Trade Center, Building 1           2,349        16,121       18,470              (229)       1996       12/07/01    10 - 40
DFW Trade Center, Building 2           1,849        12,427       14,276              (176)       1997       12/07/01    10 - 40
Luna Road                              1,008         6,079        7,087               (86)       1996       12/07/01    10 - 40
Patriot Drive, Building 1                526         4,675        5,201               (66)       1997       12/07/01    10 - 40
Patriot Drive, Building 2              1,762        15,675       17,437              (222)       1997       12/07/01    10 - 40
113th Street                             520         2,135        2,655               (30)       1979       12/07/01    10 - 40
Airline Drive ,Building 1                355         2,488        2,843               (35)       1991       12/07/01    10 - 40
North Lake Drive                       1,408         6,124        7,532               (86)       1982       12/07/01    10 - 40
10th Street, Building 1                1,018         3,685        4,703               (52)       1997       12/07/01    10 - 40
10th Street, Building 2                  977         4,140        5,117               (59)       1997       12/07/01    10 - 40
Regency Crest Drive                      887         5,486        6,373               (78)       1999       12/07/01    10 - 40
Diplomat Drive, Building 2               511         3,350        3,861               (48)       1984       12/07/01    10 - 40
Hillguard Road, Building 1               293         1,645        1,938               (23)       1980       12/07/01    10 - 40
Hillguard Road, Building 2               228         2,345        2,573               (33)       1980       12/07/01    10 - 40
Hillguard Road, Building 3             1,104         3,675        4,779               (52)       1980       12/07/01    10 - 40
East Plano Parkway, Building 2         1,207         8,624        9,831              (122)       1998       12/07/01    10 - 40
DFW Trade Center, Building 3           1,001        16,997       17,998              (241)       1997       12/07/01    10 - 40
Diplomat Drive, Building 1               137         3,076        3,213               (44)       1997       12/07/01    10 - 40
Bradley Lane                             260         1,933        2,193               (27)       1984       12/07/01    10 - 40
Avenue F                                 908         6,186        7,094               (88)       1984       12/07/01    10 - 40
Shiloh Road                              653         3,752        4,405               (53)       1998       12/07/01    10 - 40
East Collins Boulevard                 1,372         2,171        3,543               (31)       1985       12/07/01    10 - 40
CABOT SIX FLAGS                          654         4,016        4,670               (57)       2000       12/07/01    10 - 40
Capital Avenue, Building 1               413         2,425        2,838               (34)       1986       12/07/01    10 - 40
Capital Avenue, Building 2               416         2,438        2,854               (34)       1986       12/07/01    10 - 40
East Plano Parkway, Building 3           820         4,190        5,010               (59)       1999       12/07/01    10 - 40
East Plano Parkway, Building 4           799         3,739        4,538               (53)       1998       12/07/01    10 - 40
East Plano Parkway, Building 5           813         3,929        4,742               (56)       1998       12/07/01    10 - 40
Summit Avenue                          1,078         6,672        7,750               (95)       1999       12/07/01    10 - 40
Jefferson Davis/(2)/                   2,189            18        2,207                (0)       1964       12/07/01    10 - 40
Jefferson Davis/(2)/                   1,568            13        1,581                (0)       1992       12/07/01    10 - 40
Swann Street/(2)/                      1,818         8,175        9,993              (116)       1989       12/07/01    10 - 40

CABOT INDUSTRIAL PROPERTIES, L.P.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
JUNE 30, 2002
--------------------------------------------------------------------------------

                                                                                                                    Cost Capitalized
                                                                                      Initial Cost         Subsequent to Acquisition
                                                                               --------------------------- -------------------------
                                        Number of                                            Buildings and             Buildings and
Property Name(s)                        Buildings Location          Encumbrances       Land   Improvements       Land   Improvements
----------------                        --------- --------          ------------       ----   ------------       ----  -------------
Oakville Industrial Park, Building 5            1 Alexandria, VA               0         308       1,477            0            0
Oakville Industrial Park, Building 4            1 Alexandria, VA               0           0           0            0            0
Oakville Industrial Park, Building 3            1 Alexandria, VA               0       1,165       7,152            0            0
Oakville Industrial Park, Building 2            1 Alexandria, VA               0         472       1,157            0            0
Oakville Industrial Park, Building 1            1 Alexandria, VA               0         858       4,715            0            0
Oakville Industrial Park, Building 6            1 Alexandria, VA               0         976       3,589            0            0
Nokes Boulevard, Building 1                     1 Sterling, VA                 0       1,446       5,210            0            0
Cabot Tech @ Beaumeade, Building 1              1 Ashburn, VA                  0       2,769      10,688            0            0
Cabot Tech @ Beaumeade, Building 2              1 Ashburn, VA                  0       2,202       8,535            0            0
Nokes Boulevard, Building 2                     1 Sterling, VA                 0       1,216       5,385            0            0
Guilford Road, Building 1                       1 Ashburn, VA              1,728         950       2,754            0            5
Guilford Road, Building 2                       1 Ashburn, VA              1,928         929       3,592            0            5
Beaumeade Circle                                1 Ashburn, VA              3,005       1,740       6,298            0            8
Kent West Corporate Park, II                    1 Kent, WA                     0       2,489       9,266            0            0
South 266th Street                              1 Kent, WA                     0         871       5,095            0            0
Kent West Corporate Park I, Building 2          1 Kent, WA                     0         309       1,156            0            0
Kent West Corporate Park I, Building 1          1 Kent, WA                     0       1,156       4,325            0            0
Kent West Corporate Park I, Building 3          1 Kent, WA                     0         398       1,488            0            0
Kent West Corporate Park I, Building 4          1 Kent, WA                     0         611       2,266            0            0
79th Avenue South                               1 Kent, WA                     0         413       1,729            0            0
Grter Ontario Dist-Richmond Ave                 1 Fontana, CA                  0         861       2,655            0          410
Grter Ontario Dist -Buffalo Ave                 1 Fontana, CA                  0         573       1,917            0          591
Atl N. Central -5925 Cabot Pkway                1 Alpharetta, GA               0       5,231       1,677            0            0
Atl N. Central -5946 Cabot Pkway                1 Alpharetta, GA               0       4,392       1,257            0          238
Atlne-3435 Breckinrdige Blvd                    1 Duluth, GA                   0       1,898       3,679            0          661
Orlando Aport -9080 Boggy Creek Road            1 Orlando, FL                  0         711       2,244            1          141
Orlando Aport - Boggy Creek Road                1 Orlando, FL                  0         822       2,497            0          248
Weat Palm Bch- 400 Northpnt Pky                 1 West Plam Beach, FL:         0         723       2,088            1            0
West Palm Bch - 1400 Northpnt Pk                1 West Plam Beach, FL:         0       1,535       4,236            0        1,350
                                                                        --------    --------  ----------          ---       ------

                                        332                             $163,986    $361,697  $1,289,332          $48       $6,381
                                        ===                             ========    ========  ==========          ===       ======

                                                    Gross Amount Carried
                                                    as of June 30, 2002                                     Date
                                                    --------------------
                                                           Buildings and                 Accumulated   Constructed or    Date
Property Name(s)                                     Land   Improvements    Total/(1)/  Depreciation    Renovated     Acquired
----------------                                     ----  -------------   -----------  ------------    ---------     --------

Oakville Industrial Park, Building 5                  308          1,477        1,785            (21)       1961      12/07/01
Oakville Industrial Park, Building 4                    0              0            0              0        1952      12/07/01
Oakville Industrial Park, Building 3                1,165          7,152        8,317           (101)       1947      12/07/01
Oakville Industrial Park, Building 2                  472          1,157        1,629            (16)       1940      12/07/01
Oakville Industrial Park, Building 1                  858          4,715        5,573            (67)       1949      12/07/01
Oakville Industrial Park, Building 6                  976          3,589        4,565            (51)       1946      12/07/01
Nokes Boulevard, Building 1                         1,446          5,210        6,656            (74)       1998      12/07/01
Cabot Tech @ Beaumeade, Building 1                  2,769         10,688       13,457           (152)       2000      12/07/01
Cabot Tech @ Beaumeade, Building 2                  2,202          8,535       10,737           (121)       2000      12/07/01
Nokes Boulevard, Building 2                         1,216          5,385        6,601            (76)       1999      12/07/01
Guilford Road, Building 1                             950          2,759        3,709            (39)       1987      12/07/01
Guilford Road, Building 2                             929          3,597        4,526            (51)       1988      12/07/01
Beaumeade Circle                                    1,740          6,306        8,046            (89)       1990      12/07/01
Kent West Corporate Park, II                        2,489          9,266       11,755           (131)       1989      12/07/01
South 266th Street                                    871          5,095        5,966            (72)       2000      12/07/01
Kent West Corporate Park I, Building 2                309          1,156        1,465            (16)       1989      12/07/01
Kent West Corporate Park I, Building 1              1,156          4,325        5,481            (61)       1989      12/07/01
Kent West Corporate Park I, Building 3                398          1,488        1,886            (21)       1989      12/07/01
Kent West Corporate Park I, Building 4                611          2,266        2,877            (32)       1989      12/07/01
79th Avenue South                                     413          1,729        2,142            (25)       2000      12/07/01
Grter Ontario Dist-Richmond Ave                       861          3,065        3,926            (43)       2002      12/07/01
Grter Ontario Dist -Buffalo Ave                       573          2,508        3,081            (34)       2002      12/07/01
Atl N. Central -5925 Cabot Pkway                    5,231          1,677        6,908            (24)       2002      12/07/01
Atl N. Central -5946 Cabot Pkway                    4,392          1,495        5,887            (21)       2002      12/07/01
Atlne-3435 Breckinrdige Blvd                        1,898          4,340        6,238            (61)       2002      12/07/01
Orlando Aport -9080 Boggy Creek Road                  712          2,385        3,097            (34)       2002      12/07/01
Orlando Aport - Boggy Creek Road                      822          2,745        3,567            (38)       2002      12/07/01
Weat Palm Bch- 400 Northpnt Pky                       724          2,088        2,812            (29)       2002      12/07/01
West Palm Bch - 1400 Northpnt Pk                    1,535          5,586        7,121            (78)       2002      12/07/01
                                                 --------     ----------   ----------        -------

                                                 $361,745     $1,295,713   $1,657,458       ($18,345)
                                                 ========     ==========   ==========        =======

(1) The aggregate cost for federal income tax purposes as of June 30, 2002, was approximately $1,300,000.
(2) Nonindustrial property.

                        CABOT INDUSTRIAL PROPERTIES, L.P.
       Schedule III - Real Estate and Accumulated Depreciation (continued)
                                  June 30, 2002
                          (dollar amounts in thousands)

                          Reconciliation of Real Estate

The changes in total investment in real estate assets for the six months ended June 30, 2002 and for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                              June 30,          December 31,         December 31,         December 31,
                                                2002                2001                 2000                 1999
                                         -----------------   -----------------    -----------------    -----------------
                                           (in thousands)      (in thousands)       (in thousands)       (in thousands)

Balance, Beginning of Period             $       1,614,123   $       1,336,044    $       1,507,834    $       1,072,675
Acquisitions and Stabilized Development             83,511              72,653              187,745              443,951
Improvements                                         6,429              10,315               15,871                5,086
Assets Held for Sale                               (44,515)            (44,608)            (355,374)                  --
Dispositions                                            --              (2,142)             (20,032)             (13,878)
Impact of Purchase Accounting                       (2,090)            241,861                   --                   --
                                         -----------------   -----------------    -----------------    -----------------
Balance, End of Period                   $       1,657,458   $       1,614,123    $       1,336,044    $       1,507,834
                                         =================   =================    =================    =================


                   Reconciliation of Accumulated Depreciation

The changes in accumulated depreciation for the six months ended June 30, 2002 and for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                              June 30,          December 31,         December 31,         December 31,
                                                2002               2001                 2000                 1999
                                         -----------------   -----------------    -----------------    ----------------
                                           (in thousands)      (in thousands)       (in thousands)       (in thousands)

Balance, Beginning of Period             $           2,095   $          56,721    $          42,543    $          17,290
Depreciation Expense                                19,011              33,741               34,021               25,677
Assets Held for Sale                                (2,761)               (494)             (19,231)                  --
Dispositions                                            --                (141)                (612)                (424)
Impact of Purchase Accounting                           --             (87,732)                  --                   --
                                         -----------------   -----------------    -----------------    -----------------
Balance, End of Period                   $          18,345   $           2,095    $          56,721    $          42,543
                                         =================   =================    =================    =================

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

On April 29, 2002, Cabot L.P. dismissed its independent public accountants, Arthur Andersen LLP ("Andersen") and, on April 29, 2002, Cabot retained Deloitte & Touche LLP ("Deloitte") as its new independent public accountants. The change in accountants was recommended and approved by Cabot Trust, the general partner of Cabot L.P. Cabot L.P. does not have an audit committee.

During Cabot L.P.'s two most recent fiscal years, and through April 29, 2002, there were no disagreements between Cabot L.P. and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with its reports on Cabot L.P.'s financial statements for such periods.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred during Cabot L.P.'s two most recent fiscal years ended or during any subsequent interim period through April 29, 2002.

The audit reports issued by Andersen on the consolidated financial statements of Cabot L.P. as of and for the fiscal years ended December 31, 2001 and December 31, 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Cabot L.P. provided Andersen with a copy of the foregoing disclosures, and a letter from Andersen confirming its agreement with these disclosures was attached as an exhibit to Cabot L.P.'s report on Form 8-K dated May 3, 2002.

During Cabot L.P.'s two most recent fiscal years ended December 31, 2001 and through April 29, 2002, Cabot L.P. did not consult with Deloitte with respect to the application of accounting principles to a specified transaction or regarding any of the other matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.


                                    PART III

Item 10.  Directors and Executive Officers of Registrant
          ----------------------------------------------

Cabot L.P. does not have any directors or executive officers. Under the Second Amended and Restated Limited Partnership Agreement of Cabot L.P. dated February 4, 1998, as amended to date, Cabot Trust has full power and authority in the management and control of Cabot L.P. The executive officers and trustees of Cabot Trust and their respective positions, business experience and ages at September 30, 2002, are set forth below. The executive officers serve at the discretion of the board of trustees of Cabot Trust. RREEF is the investment advisor and manager of Cabot Trust's majority shareholder, Calwest. In such capacity, RREEF can elect or remove members of the board of trustees and officers of Cabot Trust. Currently, the members of the board of trustees and executive officers of Cabot Trust are all employees of RREEF, and in such capacities, such employees of RREEF control the business and affairs of Cabot Trust.

     Name                         Age     Position
     ------------------------------------ --------------------
     Warren H. Otto               48      Chairman, Chief Executive Officer,
                                          Vice President and Trustee
     Charles B. Leitner III       43      President and Trustee
     Christopher L. Hughes        36      Chief Financial Officer
     Robert J. Cook               48      Vice President and Trustee

     Timothy K. Gonzalez          46      Trustee
     Gary T. Kachadurian          52      Trustee
     Stephen M. Steppe            55      Trustee
     Daniel S. Weaver             41      Trustee


                            Business Experience

Warren Otto. . . . . . . .  Mr. Otto has been Chairman, Vice President and
                            Trustee of Cabot Trust since December 2001 and Chief Executive Officer since June 2002. Additionally, Mr. Otto has worked at RREEF since 1994 and currently serves as the Portfolio Manager of Calwest. Mr. Otto graduated cum laude from Harvard College in 1976 majoring in economics.

Charles B. Leitner III . .  Mr. Leitner has been the President and Trustee of
                            Cabot Trust since December 2001. Additionally, Mr. Leitner has been employed with RREEF since 1988, directs RREEF's National Acquisitions Group and is a member of the RREEF Investment Committee, serving as its industrial specialist. Mr. Leitner is also a member of RREEF's Policy Committee. Mr. Leitner graduated from the University of

                            Pennsylvania with a B.A. degree in Urban
                            Studies/Regional Science.

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

Daniel S. Weaver . . . . .  Mr. Weaver received a Bachelor's Degree in
                            Architecture and MBA from Miami University. He has 16 years of experience in commercial real estate investments and capital markets. Mr. Weaver was the chief financial officer and a managing director for Rodamco North America, N.V., a European publicly traded property company with $6 billion in US investments, from 1999 until the company was successfully sold in May 2002. Mr. Weaver was named a principal with RREEF (a prior subsidiary of Rodamco) in 2000 and before his involvement with Rodamco North America, was responsible for providing capital markets services and structuring development investments for RREEF's pension fund clients. Before joining RREEF in 1996, Mr. Weaver was a vice president with Homart Development Co., with primary responsibility for executing major capital transactions. He began his real estate career with Sun Bank as a commercial real estate officer. Mr. Weaver is currently a member of the International Council of Shopping Centers and the Association of Foreign Investors in Real Estate.

Item 11.    Executive Compensation
            ----------------------

Summary of Cash and Other Compensation

Cabot L.P. does not have any directors or executive officers. Prior to the Merger, Cabot Trust's executive officers were compensated by Cabot L.P. in the manner set forth below. Upon completion of the Merger, Calwest designated a new Board of Trustees for Cabot Trust. The Board of Trustees elects the Chief Executive Officer and other executive officers for Cabot Trust. None of the newly elected trustees and executive officers are employees of Cabot Trust or Cabot L.P. nor have they received compensation from Cabot Trust or Cabot L.P. for services provided in their respective capacities.

The following table sets forth information concerning the compensation earned by Cabot Trust's former Chief Executive Officer and each of its six other most highly compensated former executive officers (collectively, the "Named Executive Officers") during the period January 1, 2001 through December 6, 2001 and during the calendar years ended December 31, 2000 and 1999.

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

(2) Consists of amounts paid to the Named Executive Officers upon settlement of all their options and DEUs upon completion of the Merger, amounts paid under employment agreements for severance and related tax liabilities incurred by each Named Executive Officer. Also includes accrued and unused vacation pay due upon completion of the Merger and contributions to officer's accounts under the Cabot Savings Plan 401(k) for the period January 1, 2001 through December 6, 2001 and for each of the years ended December 31, 2000 and 1999 in the amount of $1,800 per period.

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


Aggregated Option Exercises in Last Calendar Year and Calendar Year-End Option Values

There were no exercises of options or DEUs by the Named Executive Officers during the period January 1, 2001 through December 6, 2001. All outstanding options and DEUs granted to employees of Cabot Trust were settled upon completion of the Merger on December 7, 2001. There have been no grants of options or DEUs subsequent to the date of Merger. Accordingly, there were no outstanding options or DEUs, vested or nonvested, as of June 30, 2002.


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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and
            ------------------------------------------------------------------
            Related Stockholder Matters
            ---------------------------

As of September 30, 2002 all limited partnership units of Cabot L.P. were owned by Cabot Trust, which in turn, is greater than 99% owned by Calwest, which is in turn, 98% owned by CalPERS. Cabot Trust's address is 875 North Michigan Avenue, 41st Floor, Chicago, Illinois 60611.

Cabot L.P.'s Preferred Units were owned as follows as of September 30, 2002:

Series B 100% by Belmar Realty Corporation
c/o Eaton Vance Management
The Eaton Vance Building
255 State Street
Boston, MA 02109

Series C 100% by TMCT II, LLC
c/o Tribune Company
435 North Michigan Avenue
Chicago, Illinois 60611-4001

Series D 100% by JPM Mosaic II REIT, Inc.
c/o JP Morgan Private Investments, Inc.
345 Park Avenue
New York, NY 10154-1002

Series E 100% by Montebello Realty Corporation
800 Scudder's Mill Road
Special Investments Area 2-G
Plainsboro, NJ 08536

Series F 100% by SSB Tax Advantaged Exchange Fund II REIT, Inc.
c/o Salomon, Smith Barney, Inc.
388 Greenwich St., 17th Floor
New York, NY 10013

Series G 100% by JPM Emerging Technology REIT, Inc.
c/o JP Morgan Private Investments, Inc.
345 Park Avenue
New York, NY 10154-1002

Series H 100% by GSEP 2000 Realty Corp.
c/o Goldman Sachs & Co.
85 Broad Street
New York, NY 10004

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

Following the Merger Transactions, Cabot L.P. and RREEF entered into an investment advisory agreement that engaged RREEF as the investment adviser of Cabot L.P. for the period beginning on December 7, 2001 and ending on December 31, 2002. Cabot L.P. may extend the term of the agreement for additional one-year periods. Under the agreement, RREEF is to provide asset and property management, development, leasing, acquisition and disposition services to Cabot L.P. and Cabot L.P. is to pay RREEF the following fees:

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

 (iv) a lease commission upon the execution of a lease agreement or certain lease amendments equal to a percentage (depending on type of lease and whether or not there is a listing and/or cooperating broker) of annual base rent contracted for over the original term of the lease document minus certain amounts related to amortized cost of tenant improvements and concessions given to the tenant;

 (v) a construction supervision fee for each capital expenditure greater than $100,000 equal to 3% of such capital expenditures up to a maximum fee of $150,000 per capital expenditure;

 (vi) a development fee equal to 2% of property development costs excluding land costs, acquisition and development fees and actual or imputed interest costs;

 (vii)  a disposition fee of .25% of the sales price of a property and

 (viii) an incentive fee based on the cumulative performance of the portfolio of properties owned by Cabot L.P. and Calwest.

During the periods from January 1, 2002 to June 30, 2002 and from December 7, 2001 to December 31, 2001, respectively, Cabot L.P. incurred acquisition fees of $16,000 and $6.4 million, asset management fees of $3.5 million and $517,000, property management fees of $2.5 million and $309,000, development fees of $247,000 and $211,000, leasing fees of $137,000 and $0 and disposition fees of $0 and $19,000, respectively, under this agreement.

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

                               CABOT INDUSTRIAL PROPERTIES, L.P.

                                  By Cabot Industrial Trust, its general partner

                                  By /s/ WARREN H. OTTO
                                     ----------------------------------
                                  Title: Chief Executive Officer
                                         ------------------------------

                                  Date: October 14, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            Title                   Date
                                            -----                   ----
/s/ WARREN H. OTTO              Chairman, Chief Executive       October 14, 2002
-----------------------------   Officer Vice President and
Warren H. Otto                  Trustee (Principal Executive
                                Officer)

/s/ CHARLES B. LEITNER, III     President and Trustee           October 14, 2002
-----------------------------
Charles B. Leitner, III

/s/ CHRISTOPHER L. HUGHES       Chief Financial Officer         October 14, 2002
-----------------------------   (Principal Financial Officer
Christopher L. Hughes           and Principal Accounting
                                Officer)

/s/ ROBERT J. COOK              Vice President and Trustee      October 14, 2002
-----------------------------
Robert J. Cook

/s/ TIMOTHY K. GONZALEZ         Trustee                         October 14, 2002
-----------------------------
Timothy K. Gonzalez

/s/ GARY T. KACHADURIAN         Trustee                         October 14, 2002
-----------------------------
Gary T. Kachadurian

/s/ STEPHEN M. STEPPE           Trustee                         October 14, 2002
-----------------------------
Stephen M. Steppe

/s/ DANIEL S. WEAVER            Trustee                         October 14, 2002
-----------------------------
Daniel S. Weaver

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

2.2 Agreement of Sale and Purchase, dated as of June 28, 2002, between Cabot Industrial Trust and CalEast Industrial Investors, LLC. Incorporated by reference to the Exhibit 2.1 to Cabot L.P.'s Form 8-K, filed July 3, 2002.

3.1 Second Amended and Restated Agreement of Limited Partnership of Cabot L.P., dated February 4, 1998, as amended by (i) the First Amendment thereto dated April 29, 1999, (ii) the Second Amendment thereto dated September 3, 1999, (iii) the Third Amendment thereto dated September 27, 1999, (iv) the Fourth Amendment thereto dated December 9, 1999, (v) the Fifth Amendment thereto dated December 22, 1999, (vi) the Sixth Amendment thereto dated March 23, 2000,
              (vii) the Seventh Amendment thereto dated May 25, 2000, (viii) the Eighth Amendment thereto dated February 26, 2002 and (ix) the Ninth Amendment thereto dated May 13, 2002.

4.1 Amended and Restated Cabot Trust Declaration of Trust, dated January 26, 1998. Incorporated by reference to Exhibit 3.1 to Cabot Trust's Form S-11 Registration Statement (File No. 333-38383; the "Form S-11").

4.2 Articles of Amendment to Amended and Restated Cabot Declaration of Trust, dated February 1, 2002. Incorporated by reference to
              Exhibit 4.2 to Cabot L.P.'s Annual Report on Form 10-K for the year ended December 31, 2001.

4.3 Second Amended and Restated Bylaws of Cabot Trust, dated March 22, 2002. Incorporated by reference to Exhibit 4.3 to Cabot L.P.'s Annual Report on Form 10-K for the year ended December 31, 2001.


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

10.9 Amendment to Letter of Employment between Cabot L.P. and Ferdinand Colloredo-Mansfeld dated October 28, 2001. Incorporated by reference to Exhibit 10.9 to Cabot L.P.'s Annual Report on Form 10-K for the year ended December 31, 2001.

10.10         Amendment to Letter of Employment between Cabot L.P. and Robert E.
              Patterson dated October 28, 2001. Incorporated by reference to
              Exhibit 10.10 to Cabot L.P.'s Annual Report on Form 10-K for the year ended December 31, 2001.

10.11 Amendment to Letter of Employment between Cabot L.P. and Franz Colloredo-Mansfeld dated October 28, 2001. Incorporated by reference to Exhibit 10.11 to Cabot L.P.'s Annual Report on Form 10-K for the year ended December 31, 2001.

10.12         Amendment to Letter of Employment between Cabot L.P. and Andrew D.
              Ebbott dated October 28, 2001. Incorporated by reference to
              Exhibit 10.12 to Cabot L.P.'s Annual Report on Form 10-K for the year ended December 31, 2001.

10.13         Amendment to Letter of Employment between Cabot L.P. and Howard B.
              Hodgson, Jr. dated October 28, 2001. Incorporated by reference to
              Exhibit 10.13 to Cabot L.P.'s Annual Report on Form 10-K for the year ended December 31, 2001.

10.14         Amendment to Letter of Employment between Cabot L.P. and Neil E.
              Waisnor dated October 28, 2001. Incorporated by reference to
              Exhibit 10.14 to Cabot L.P.'s Annual Report on Form 10-K for the year ended December 31, 2001.

10.15         Amendment to Letter of Employment between Cabot L.P. and Eugene F.
              Reilly dated October 28, 2001. Incorporated by reference to
              Exhibit 10.15 to Cabot L.P.'s Annual Report on Form 10-K for the year ended December 31, 2001.

10.16 Amendment to Letter of Employment between Cabot L.P. and Ferdinand Colloredo-Mansfeld dated December 5, 2001. Incorporated by reference to Exhibit 10.16 to Cabot L.P.'s Annual Report on Form 10-K for the year ended December 31, 2001.

10.17         Amendment to Letter of Employment between Cabot L.P. and Robert E.
              Patterson dated December 5, 2001. Incorporated by reference to
              Exhibit 10.17 to Cabot L.P.'s Annual Report on Form 10-K for the year ended December 31, 2001.

10.18 Amendment to Letter of Employment between Cabot L.P. and Franz Colloredo-Mansfeld dated December 5, 2001. Incorporated by reference to Exhibit 10.18 to Cabot L.P.'s Annual Report on Form 10-K for the year ended December 31, 2001.

10.19         Amendment to Letter of Employment between Cabot L.P. and Andrew D.
              Ebbott dated December 5, 2001. Incorporated by reference to
              Exhibit 10.19 to Cabot L.P.'s Annual Report on Form 10-K for the year ended December 31, 2001.

10.20         Amendment to Letter of Employment between Cabot L.P. and Howard B.
              Hodgson, Jr. dated December 5, 2001. Incorporated by reference to
              Exhibit 10.20 to Cabot L.P.'s Annual Report on Form 10-K for the year ended December 31, 2001.

10.21         Amendment to Letter of Employment between Cabot L.P. and Neil E.
              Waisnor dated December 5, 2001. Incorporated by reference to
              Exhibit 10.21 to Cabot L.P.'s Annual Report on Form 10-K for the year ended December 31, 2001.

10.22         Amendment to Letter of Employment between Cabot L.P. and Eugene F.
              Reilly dated December 5, 2001. Incorporated by reference to
              Exhibit 10.22 to Cabot L.P.'s Annual Report on Form 10-K for the year ended December 31, 2001.

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

10.26 Revolving Credit Agreement dated as of February 5, 2002 among Cabot L.P., JPMorgan Chase Bank, Bank of America, N.A., Bank One, NA, Fleet National Bank, Commerzbank Aktiengesellschaft and the other parties listed therein. Incorporated by reference to Exhibit
              10.26 to Cabot L.P.'s Annual Report on Form 10-K for the year ended December 31, 2001.

10.27 Investment Advisory Agreement dated as of December 7, 2001 between Cabot L.P., Cabot Trust, RREEF and other parties listed therein. Incorporated by reference to Exhibit 10.27 to Cabot L.P.'s Annual Report on Form 10-K for the year ended December 31, 2001.

10.28 Operations Agreement dated as of December 7, 2001 between Cabot L.P., Cabot Trust, RREEF and RREEF Management Company. Incorporated by reference to Exhibit 10.28 to Cabot L.P.'s Annual Report on Form 10-K for the year ended December 31, 2001.

12.1          Ratio of Earnings to Fixed Charges.

21.1          Subsidiaries of Cabot L.P.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                             REPORTS ON FORM 8-K

On May 3, 2002, Cabot L.P. filed a Form 8-K dated April 29, 2002, to report information under Item 4 of Form 8-K, Changes in Registrant's Certifying Accountant.

On July 3, 2002, Cabot L.P. filed a Form 8-K dated June 28, 2002, to report information under Item 5 of Form 8-K, Other Events.

On August 15, 2002, Cabot L.P. filed a Form 8-K dated August 1, 2002, as amended on September 27, 2002, to report information under Items 2 and 7 of Form 8-K.

On October 3, 2002, Cabot L.P. filed a Form 8-K dated September 11, 2002, to report information under Item 5 of Form 8-K.