Form 10-Q
period 2002-09-30
CABOT INDUSTRIAL PROPERTIES LP
filed 2002-11-14
CIK 1078003

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the Quarter Ended: September 30, 2002
                    -----------------------------------------
                         Commission File Number: 1-14979
                         -------------------------------

                        CABOT INDUSTRIAL PROPERTIES, L.P.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                          04-3397874
                  --------------------------------------------
   (State or other jurisdiction of     (I.R.S. Employer Identification Number)
    incorporation or organization)

         875 North Michigan Avenue, 41st Floor, Chicago, Illinois 60611
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (312) 266-9300
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days./1/

                                   YES     NO X
                                   ------------

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: As of November 10, 2002, 52,979,886 Limited Partnership Units; 1,300,000 Series B Cumulative Redeemable Perpetual Preferred Units, $50 Liquidation Value; 2,600,000 Series C Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation Value; 200,000 Series D Cumulative Redeemable Perpetual Preferred Units, $50 Liquidation Value; 200,000 Series E Cumulative Redeemable Perpetual Preferred Units, $50 Liquidation Value; 1,800,000 Series F Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation Value; 600,000 Series G Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation Value; and 1,400,000 Series H Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation Value.

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

       PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                   As of September 30, 2002 and June 30, 2002
                                 (in thousands)

                                                                                  September 30, 2002        June 30, 2002
                                                                                  --------------------   -------------------
                                                                                     (unaudited)
      ASSETS:
      INVESTMENT IN REAL ESTATE:
      Land                                                                        $       361,737           $      361,745
      Buildings                                                                         1,295,853                1,295,713
      Less:             Accumulated Depreciation                                          (26,351)                 (18,345)
                                                                                  ---------------           --------------
                        Net Rental Properties                                           1,631,239                1,639,113
      Properties under Development                                                         42,378                   41,330
                                                                                  ---------------           --------------
      TOTAL INVESTMENT IN REAL ESTATE:                                            $     1,673,617           $    1,680,443
                                                                                  ---------------           --------------

      OTHER ASSETS:
      Cash and Cash Equivalents                                                             9,358                    8,825
      Rent and Other Receivables, net of
                        allowance for uncollectible accounts
                        of $3,519 and $3,761 at September 30,
                        2002 and June 30, 2002
                        respectively                                                        8,496                    5,678
      Deferred Rent Receivable                                                              4,914                    3,424
      Deferred Lease Acquisition Costs, net                                                15,451                   14,375
      Deferred Financing Cost, net                                                          1,739                    1,928
      Investment in Joint Ventures                                                         17,887                   18,014
      Assets Held for Sale                                                                 12,029                  405,338
      Other Assets                                                                          8,070                   12,343
                                                                                  ---------------           --------------
      TOTAL ASSETS:                                                               $     1,751,561           $    2,150,368
                                                                                  ===============           ==============

      LIABILITIES AND PARTNERS' EQUITY:
      LIABILITIES:
      Mortgage Debt                                                               $       158,158           $      163,986
      Mortgage Debt held for Sale                                                               -                   78,642
      Unsecured Debt                                                                      262,155                  262,959
      Line of Credit Borrowings                                                           286,000                  290,000
      Accounts Payable                                                                        859                      800
      Amounts Payable to Related Parties                                                    1,263                    2,514
      Accrued Real Estate Taxes                                                            12,494                   14,122
      Distributions Payable                                                                   567                      567
      Tenant Security Deposits and Prepaid Rents                                           10,109                   12,444
      Accrued Severance Expense                                                               278                      402
      Other Liabilities                                                                    14,471                   14,950
                                                                                  ---------------           --------------

      TOTAL LIABILITIES:                                                          $       746,354           $      841,386
                                                                                  ---------------           --------------

      PARTNERS' EQUITY:
      General Partner's Equity                                                    $       766,207           $    1,069,982
      Limited Partners' Equity                                                                  -                        -
      Preferred Unitholders' Equity                                                       239,000                  239,000
                                                                                  ---------------           --------------

      TOTAL PARTNERS' EQUITY                                                      $     1,005,207           $    1,308,982
                                                                                  ---------------           --------------
      TOTAL LIABILITIES AND PARTNERS' EQUITY                                      $     1,751,561           $    2,150,368
                                                                                  ===============           ==============

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
      For the Three Months Ended September 30, 2002 and September 30, 2001
                            (unaudited, in thousands)

                                                                          Three Months Ended          Three Months Ended
                                                                          September 30, 2002          September 30, 2001
                                                                        -----------------------     ----------------------
      REVENUES:

      Rental Income                                                       $              39,560       $             39,900
      Tenant Reimbursements                                                               7,358                      7,099
                                                                        -----------------------     ----------------------

                Total Revenues                                                           46,918                     46,999
                                                                        -----------------------     ----------------------

      EXPENSES:

      Property Operating                                                                  5,921                      5,123
      Property Taxes                                                                      5,528                      5,004
      Depreciation and Amortization                                                       9,025                      9,031
      Interest                                                                            8,793                      9,633
      General and Administrative                                                          1,872                      2,496
                                                                        -----------------------     ----------------------

                Total Expenses                                                           31,139                     31,287
                                                                        -----------------------     ----------------------

      OTHER INCOME:
      Interest and Other Income                                                             275                        275
      Earnings and Fees from Joint Ventures
                and Advisory Clients                                                        188                        568
      Net Gain on Sale of Real Estate                                                         -                        683
                                                                        -----------------------     ----------------------

                Total Other Income                                                          463                      1,526
                                                                        -----------------------     ----------------------

      Income from Continuing Operations                                                  16,242                     17,238

      DISCONTINUED OPERATIONS:
      Income from Discontinued Operations                                                 1,619                      3,768
                                                                        -----------------------     ----------------------
      Net Income                                                          $              17,861       $             21,006

      Net Income Allocable to Preferred Unitholders                                      (5,294)                    (5,294)
                                                                        -----------------------     ----------------------

      Net Income Allocable to Partnership Units                           $              12,567       $             15,712
                                                                        =======================     ======================

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
      For the Three Months Ended September 30, 2002 and September 30, 2001
                            (unaudited, in thousands)

                                                                                 Three Months Ended    Three Months Ended
                                                                                 September 30, 2002    September 30, 2001
                                                                                 ------------------    ------------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income from Continuing Operations                                      $           16,242    $           17,238
      Adjustments to Reconcile Net Income to Cash Provided by Operating
      Activities:
           Depreciation and Amortization                                                      9,025                 9,031
           Net Gain on Sale of Real Estate                                                        -                  (683)
           Straight - Line Rent                                                              (1,491)                 (857)
           Cabot L.P.'s Share of Net Income from Equity Investments                            (188)                 (185)
           Amortization of Deferred Financing Costs                                             189                   476
           Decrease in Rents and Other Receivables                                           (2,818)                 (534)
           Increase in Accounts Payable                                                          59                   499
           Increase in Other Assets                                                           4,274                   826
           (Decrease) Increase in Accrued Real Estate Taxes                                  (1,628)                3,948
           (Decrease) Increase in Other Liabilities                                          (4,920)                2,749
                                                                                 ------------------    ------------------

                Net Cash Provided by Continuing Operating Activities                         18,744                32,508
                Net Cash Provided by Discontinued Operating Activities                        1,619                 5,593
                                                                                 ------------------    ------------------
                Net Cash Provided by Operating Activities                                    20,363                38,101

      CASH FLOW FROM INVESTING ACTIVITIES:
      Proceeds from Sales of Real Estate                                         $          315,137    $              642
      Property and Lease Acquisition Costs                                                   (4,779)              (27,519)
      Notes Receivable from Joint Ventures                                                        -                 4,917
      Deposits on Sale of Real Estate                                                           900                     -
      Investment in Joint Ventures                                                              315                (1,348)
      Increase in Other Assets                                                                    -                (1,132)
      Advances to Cabot Advisors, net                                                             -                    60
                                                                                 ------------------    ------------------

                Net Cash Provided by (Used in) Investing Activities                         311,573               (24,380)
                                                                                 ------------------    ------------------

      CASH FLOWS FROM FINANCING ACTIVITIES:
      Line of Credit (Repayments) Borrowings, net                                $           (4,000)   $            9,500
      Merger Transaction Costs                                                                 (212)                    -
      Proceeds from the Issuance of Common Units                                                  -                    89
      Distributions Paid to Common Unitholders                                             (316,336)              (16,158)
      Distributions Paid to Preferred Unitholders                                            (5,294)               (7,688)
      Mortgage Debt Principal Repayments                                                     (5,561)               (2,669)
      Increase in Deferred Financing Costs                                                        -                   (18)
      Other                                                                                       -                   (17)
                                                                                 ------------------    ------------------

                Net Cash Used in Financing Activities                                      (331,403)              (16,961)
                                                                                 ------------------    ------------------

      Net Increase/(Decrease) in Cash and Cash Equivalents                       $              533    $           (3,240)

      CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                            $            8,825    $            3,612
                                                                                 ------------------    ------------------

      CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $            9,358    $              372
                                                                                 ==================    ==================

      Cash paid for interest, net of amounts capitalized                         $           10,230    $            8,335
                                                                                 ==================    ==================

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                 For the Three Months Ended September 30, 2002
                             and September 30, 2001
                            (unaudited, in thousands)

DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

On August 1, 2002, Cabot Trust sold its interest in Cabot Acquisition LLC, a wholly-owned subsidiary of Cabot L.P., which owned 46 properties, to CalEast Industrial Investors, LLC for $375.5 million, of which $300.5 million was paid in cash and $75 million was paid by the assumption of Mortgage Loans.

At September 30, 2002, accrued capital expenditures totaled $4,336.

At September 30, 2001, accrued capital expenditures totaled $9,706, accrued preferred offering costs totaled $795 and accrued financing costs totaled $32.


The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

                        CABOT INDUSTRIAL PROPERTIES, L.P.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2002

1.  GENERAL

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the Form 10-K for the fiscal year ended June 30, 2002 of the registrant Cabot Industrial Properties, L.P. These consolidated condensed statements have been prepared in accordance with the instructions of the Securities and Exchange Commission for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of Cabot Industrial Properties, L.P.'s management, all material adjustments (consisting solely of items of a normal, recurring nature) considered necessary for a fair presentation of results of operations for the interim period have been included. The results of consolidated operations for the period from July 1, 2002 through September 30, 2002 are not necessarily indicative of the results that may be expected for the period from July 1, 2002 through June 30, 2003.

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

As of September 30, 2002, Cabot L.P. owned a geographically diversified portfolio of 334 industrial properties having an aggregate of approximately 35 million square feet, which was approximately 87.3% leased to 673 tenants.

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

Immediately subsequent to the Merger Transactions, Calwest, Cabot Trust and Cabot L.P. (collectively, the Borrowers) entered into a bridge financing arrangement (the Bridge Financing) with several lenders. Under the terms of the Bridge Financing, Cabot L.P. borrowed $500 million in cash due on June 6, 2002, bearing interest at LIBOR plus 125 basis points. The obligations of the Bridge Financing were fully recoursed to the Borrowers and were secured by a perfected first priority security interest in the equity interests of Calwest, including Calwest's equity interest in Cabot Trust and Cabot L.P., and were guaranteed by Calwest. The proceeds from the Bridge Financing were used to repay the $260.6 million outstanding balance as of December 6, 2001 of Cabot L.P.'s LIBOR-based facility. The Bridge Financing was repaid in February 2002.

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

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                               September 30, 2002

Other Transactions

In January 2002, Cabot Trust contributed 62,156 Partnership Units to Cabot L.P., thereby decreasing Cabot L.P.'s outstanding Partnership Units to 43,617,995 and then issued an additional 7,300 Partnership Units which resulted in proceeds of approximately $150,000. In February 2002, Cabot L.P. also issued 9,354,591 Partnership Units which resulted in proceeds of $192.9 million. These proceeds, combined with the proceeds from the Revolving Credit Agreement and proceeds from a sale of real estate, were used to repay the outstanding balance on the Bridge Financing (see Note 5).

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

Cabot L.P.'s consolidated results of operations for the three months ended September 30, 2001 reflect the historical operating results prior to the Merger Transactions. Cabot L.P.'s consolidated results of operations for the three months ended September 30, 2002 reflect the operations of Cabot L.P. subsequent to the Merger Transactions and the impact of the purchase accounting adjustments.

Assets Held for Sale

As of September 30, 2002, Cabot L.P. entered into a contract to sell two industrial properties located in Ohio containing approximately 469,000 square feet for a sales price of approximately $14.8 million. The properties were subsequently sold on October 15, 2002.

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                               September 30, 2002

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

Adoption of this standard has resulted in Cabot L.P. reclassifying certain assets to Assets Held for Sale in the Consolidated Condensed Balance Sheets and reclassifying certain revenue and expense amounts related to the Assets Held for Sale from Income from Continuing Operations to Income from Discontinued Operations within the Consolidated Condensed Statements of Operations. All periods have been adjusted to reflect this classification.

Reclassifications

Certain amounts from the prior year have been reclassified to conform to the current year financial statement presentation.

3. DISPOSITIONS OF REAL ESTATE INVESTMENTS

On August 1, 2002, Cabot L.P. sold its interest in Cabot Acquisition LLC, its wholly-owned subsidiary, which owned 46 properties, to CalEast Industrial Investors, LLC for $375.5 million, of which $300.5 million was paid in cash and $75 million was paid by the assumption of Mortgage Loans. Ninety-eight percent (98%) of the membership interest of CalEast is owned by CalPERS.

On September 20, 2002, Cabot L.P. sold two properties located in California. The properties were sold for an aggregate sales price of $15.9 million. A loss of $452,000 was recognized and is included with discontinued operations for the three months ended September 30, 2002.

During the quarter ended September 30, 2002, Cabot L.P. sold two acres of undeveloped land for $642,000.

4. DEBT ACTIVITY

Cabot L.P.'s debt balances were adjusted as of December 7, 2001, the date of the Merger Transactions, to fair value to reflect the present value of amounts to be paid using market interest rates for obligations with similar terms. These adjustments, resulting in an aggregate, net premium of $17.2 million, are amortized as a reduction of interest expense over the remaining term of the loans to reflect an estimated market interest rate as of the date of the Merger Transactions. In conjunction with the disposition of Cabot's interest in Cabot Acquisition LLC, $3.9 million of net premium was eliminated and an additional $167,000 was eliminated with the payoff of one loan collateralized by a building in Phoenix, Arizona.

                        CABOT INDUSTRIAL PROPERTIES, L.P.

                               September 30, 2002

5. RELATED PARTY TRANSACTIONS

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

During the quarter ended September 30, 2002, Cabot L.P. incurred asset management fees of $1,549,740, property management fees of $1,192,386, leasing commission fees of $508,073, development fees of $480,333 and reimbursements of $42,803 under this agreement.

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

During the quarter ended September 30, 2002, RREEF earned $191,367 in management and other fees for services, required to be performed by Cabot L.P. under the Joint Venture agreements.

The current trustees and executive officers of Cabot Trust are all employees of RREEF, are compensated by RREEF and receive no remuneration or other compensation from Cabot L.P.

In conjunction with obtaining the Revolving Credit Facility, Cabot Trust and Calwest provided a guarantee of the debt. Calwest is also required to maintain certain financial ratios.

6. SUBSEQUENT EVENT

On October 15, 2002, Cabot Trust sold two industrial properties located in Ohio containing approximately 469,000 square feet for a sales price of $14.8 million. The realized gain is expected to be approximately $2 million.

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

Introduction

On December 4, 2001, pursuant to a previously announced Merger Agreement, all outstanding common limited partnership units in Cabot L.P., other than those held by Cabot Trust, were exchanged for shares of beneficial interest of Cabot Trust and such shares were tendered to Rooster and Calwest pursuant to a tender offer. As a result, Cabot Trust became the sole holder of common units of limited partnership interest in Cabot L.P. After the expiration of the tender offer on December 4, 2001, Rooster and Calwest announced that they had accepted all 42,388,440 common shares of beneficial interest of Cabot Trust that were tendered pursuant to the tender offer. Such shares constituted 97% of Cabot Trust's outstanding common shares of beneficial interest. On December 7, 2001, Calwest acquired all Cabot Trust's remaining outstanding common shares of beneficial interest pursuant to the merger of Rooster with and into Cabot Trust, with Cabot Trust surviving as a wholly-owned subsidiary of Calwest through September 30, 2002.

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

Results for the three months ended September 30, 2001 represent the historical basis of Cabot L.P.'s operations prior to the date of the Merger Transactions. Results for the three month period ended September 30, 2002 reflect the operations of Cabot L.P. after the Merger Transactions and therefore reflect the operating impact of purchase accounting adjustments made to the assets and liabilities as previously described. In general, the recognition of straight-line rental revenue and depreciation, amortization and interest expense has been impacted by the new cost basis of the corresponding assets and liabilities on the balance sheet.

The following discussion of the results of operations of management's discussion and analysis compares pre- and post-merger periods. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

Results of Operations

Quarter Ended September 30, 2002 compared with Quarter Ended September 30, 2001

Net income allocable to partnership units for the three months ended September 30, 2002 totaled $12.6 million compared to $15.7 million for the three months ended September 30, 2001. The decrease in net income allocable to partnership units in 2002 is primarily attributable to a $2.2 million decrease in income earned from Discontinued Operations and decreased fees from joint ventures and advisory clients.

Rental revenues were $46.9 million, including tenant reimbursements of $7.4 million, for the three months ended September 30, 2002, compared to $47.0 million, including tenant reimbursements of $7.1 million, for the three months ended September 30, 2001. Rental revenue of $44.8 million and $45.3 million was generated for the three months ended September 30, 2002 and 2001, respectively, by the properties owned as of July 1, 2001 and still owned at September 30, 2002, excluding properties included in Discontinued Operations. Rental revenue of $2.2 million and $1.0 million for the three months ended September 30, 2002 and 2001, respectively, was generated by the properties acquired or developed after July 1, 2001. The remainder of rental revenue relates to sold properties, earnings and fees from joint ventures and properties held for sale.

Cabot L.P.'s operating margin (the ratio of total revenues minus property operating and property tax expenses to rental revenues) decreased to approximately 77% for the three months ended September 30, 2002 compared with 78% for the three months ended September 30, 2001. The decrease is primarily due to a change in the composition of leases (primarily as a result of the acquisition of multitenant and workspace properties) to include more leases where Cabot L.P. pays property and operating expenses and is reimbursed by the tenants compared to leases where the tenant pays these expenses directly. In addition, average occupancy for the entire property portfolio (including properties included within Discontinued Operations) decreased to 88.2% as of September 30, 2002 from 94.3% as of September 30, 2001.

Property operating expenses increased $800,000 from $5.1 million for the three months ended September 30, 2001 to $5.9 million for the three months ended September 30, 2002. This increase is primarily due to increased insurance coverage and significant increases in insurance costs.

Depreciation and amortization expense related to real estate investments remained unchanged at $9.0 million for each of the three months ended September 30, 2002 and 2001, respectively. Depreciation and amortization expense for 2001 included approximately $1.9 million related to properties sold in 2002. The $1.9 million increase is offset by additional depreciation and amortization recorded as a result of the increased cost basis of real estate assets recorded in conjunction with the Merger Transactions and a full quarter of depreciation and amortization in 2002 on properties acquired and developed after July 1, 2001.

Interest expense decreased by approximately $840,000 to $8.8 million for the three months ended September 30, 2002. The decrease is primarily due to the amortization of the premium that was recorded when the outstanding loans were revalued as a result of the Merger and a reduction of Cabot L.P's borrowing rate on its Revolving Credit Facility. This decrease is offset by increased borrowings under the Facility compared to 2001 and a reduction of the amount of interest expense that was capitalized to development projects of approximately $1.2 million due to the completion and transfer of several development projects to operations.

General and administrative expense decreased by $600,000 from $2.5 million for the three months ended September 30, 2001 to $1.9 million for the three months ended September 30, 2002. The decrease is primarily due to decreased compensation and rental expenses. In conjunction with the Merger, all employees were terminated and all general and administrative duties subsequent to the Merger are performed by RREEF, Cabot L.P.'s investment manager.

Earnings and Fees from Joint Ventures and Advisory Clients decreased by approximately $380,000 from $568,000 for the three months ended September 30, 2001 to $188,000 for the three months ended September 30, 2002. The decrease in Earnings and Fees from Joint Ventures and Advisory Clients is primarily attributable to acquisition, development and asset management fees that were earned by Cabot L.P. from advisory clients in 2001. In conjunction with the Merger Transactions, RREEF was engaged to provide these services and therefore there are no such fees earned by Cabot L.P. for the three months ended September 30, 2002.

Distributions to Preferred Unitholders totaled $5.3 million for the three months ended September 30, 2002, which was unchanged from the $5.3 million that was distributed for the three months ended September 30, 2001.

On August 1, 2002, Cabot L.P. sold its interest in Cabot Acquisition LLC, its wholly owned subsidiary, which owned 46 properties, to CalEast Industrial Investors, LLC for $375.5 million, of which $300.5 million was paid in cash and $75 million was paid by the assumption of Mortgage Loans. As a result of this transaction, Cabot L.P. recorded a provision for impairment of assets in the amount of $1.9 million, which was included in discontinued operations in the six-month period ended June 30, 2002. In addition, Cabot L.P. sold two properties on September 20, 2002. These properties, located in California, were sold for an aggregate sales price of approximately $15.0 million for which a loss of $452,000 is included within discontinued operations for the three months ended September 30, 2002.

Income from Discontinued Operations decreased approximately $2.2 million to $1.6 million for the three months ended September 30, 2002. Income from Discontinued Operations reflects the actual operating results for rental revenues, property operating expenses, property tax expenses and depreciation and amortization expenses for each of the properties included within Discontinued Operations in 2002. In addition, Income from Discontinued Operations also reflects approximately $525,000 and $1.6 million of interest expense for each of the three months ended September 30, 2002 and 2001, respectively, related to the mortgage loans assumed by CalEast Industrial Investors, LLC in connection with sale of certain property. The decrease in Income from Discontinued Operations of approximately $2.2 million resulted primarily from a decrease in net income related to a full quarter of operations (including interest expense, as discussed above) in 2001 compared to a partial quarter of operations for 2002. In addition, one of the properties was sold for a loss of $452,000 which is included in Discontinued Operations.

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

The Revolving Credit Facility bears interest at rates that are dependent on the type of borrowing and the credit rating of Calwest, as detailed below:

Borrowing type        Base rate                                 Spread
--------------        ---------                                 ------

Euro-Dollar           Applicable LIBOR                          0.65% - 1.40%
Base Rate             U.S. Prime or Fed Funds + 0.50%           0.00% - 0.70%
Money Market          Auction based                             N/A


For Money Market loans, Cabot L.P. is able to request that the syndicate of banks bid on loan commitments, which may result in Cabot L.P. obtaining borrowings at interest rates lower than those available under either the Euro-Dollar or Base Rate borrowing types. As of September 30, 2002, the Revolving Credit Facility has $286 million outstanding, and bears interest at 2.64%.

Additionally, the Revolving Credit Facility has an expansion option which allows Cabot L.P. to increase the total commitment to $400 million. This option must be exercised in the first 24 months of the term. The Revolving Credit Facility is subject to various covenants, which are customary in nature, including a limit on distributions to 100% of cash flow as defined, which excludes proceeds from sales or refinancings. There is an additional one-time right to distribute up to $75 million.

In January 2002, Cabot Trust contributed 62,156 Partnership Units to Cabot L.P., thereby decreasing Cabot L.P.'s outstanding Partnership Units to 43,617,995. Cabot Trust issued 7,300 Common Shares to minority shareholders of Cabot Trust and in turn, Cabot L.P. issued an additional 7,300 Partnership Units to Cabot Trust which resulted in proceeds of approximately $149,000. In February 2002, Calwest repaid $192.9 million, a portion of the Bridge Financing, including $298,000 of accrued interest, on behalf of Cabot L.P. In exchange for this contribution, Calwest received an additional 9,354,591 Common Shares and in turn Cabot L.P. issued an additional 9,354,591 Partnership Units to Cabot Trust. The proceeds from the Revolving Credit Facility and proceeds from a sale of real estate in 2001 were also used to repay the outstanding balance on the Bridge Financing.

As of September 30, 2002, Cabot L.P. had $155.5 million of fixed rate debt secured by properties (excluding discounts and premiums), $286 million of unsecured borrowings under its Revolving Credit Facility, $255 million of unsecured debt (excluding premiums) and a 40% debt-to-total undepreciated assets ratio. In the future, Cabot L.P. expects to continue to maintain this ratio at 40% or less, but is not required to do so.

On August 1, 2002, Cabot L.P. sold its interest in Cabot Acquisition LLC, its wholly-owned subsidiary, which owned 46 properties, to CalEast Industrial Investors, LLC for $375.5 million, of which $300.5 million was paid in cash and $75 million was paid by the assumption of Mortgage Loans. $299.4 million of the sales proceeds were distributed to the common unitholder on August, 15, 2002.

Cash and cash equivalents totaled $9.4 million at September 30, 2002, representing an increase of $600,000 compared to June 30, 2002.

RATIO OF EARNINGS TO FIXED CHARGES

We have computed the ratios of earnings to fixed charges and preferred distributions by dividing income from continuing operations, less income allocable to preferred unitholders, plus fixed charges, plus distributed income of equity investees, less earnings of equity investees, less interest capitalized, by fixed charges. Fixed charges consist of interest costs, whether expensed or capitalized, amortization of debt premiums, amortization of deferred financing costs and preferred distributions.

The ratio of earnings to fixed charges was 1.78 for the three months ended September 30, 2002 compared to 1.65 for the three months ended September 30, 2001. The increase is primarily due to decreased interest expense, decreased capitalized interest and increased amortization of debt premiums.

ITEM 3. QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Cabot L.P.'s exposure to market risk has not changed materially from its exposure at June 30, 2002 as set forth in Item 7A. in Cabot L.P.'s Form 10-K for the fiscal year ended June 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Cabot Trust's chief executive officer and our chief financial officer, after evaluating the effectiveness of the Cabot L.P.'s "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, Cabot L.P.'s disclosure controls and procedures were adequate and designed to ensure that material information relating to Cabot L.P. and its consolidated subsidiaries would be made known to them by others within those entities. There were no significant changes in Cabot L.P.'s internal controls or to Cabot L.P.'s knowledge, in other factors that could significantly affect its disclosure controls and procedures subsequent to the Evaluation Date.

     PART II: OTHER INFORMATION

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable

ITEM 5. OTHER INFORMATION
     None

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K
     (a)  The following documents are filed as part of this report:
          None

     (b)  Reports on Form 8-K

          1. On August 15, 2002, Cabot L.P. filed a Form 8-K dated August 1, 2002, as amended on September 27, 2002, to report information under Items 2 and 7 of Form 8-K.

          2. On October 3, 2002, Cabot L.P. filed a Form 8-K dated September 11, 2002 to report information under Item 5 of Form 8-K.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of November 2002.


                                 CABOT INDUSTRIAL PROPERTIES, L.P.
                                 ---------------------------------
                                 Registrant

                                 By CABOT INDUSTRIAL TRUST Its general partner

November 13, 2002                /s/ Warren H. Otto
-----------------                ------------------
       Date                      Warren H. Otto
                                 Chief Executive Officer

November 13, 2002                /s/ Christopher L. Hughes
-----------------                -------------------------
       Date                      Christopher L. Hughes
                                 Chief Financial Officer
                                 (Principal Accounting and Financial Officer)

     Statement Under Oath of Principal Executive Officer Regarding Facts and
                 Circumstances Relating to Exchange Act Filings

I, Warren H. Otto, state and attest that:

(1) Have reviewed this quarterly report on Form 10-Q of Cabot Industrial Properties, L.P.

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Warren H. Otto
------------------
Warren H. Otto
November 13, 2002

     Statement Under Oath of Principal Financial Officer Regarding Facts and
                 Circumstances Relating to Exchange Act Filings

I, Christopher L. Hughes, state and attest that:

(1) Have reviewed this quarterly report on Form 10-Q of Cabot Industrial Properties, L.P.

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Christopher L. Hughes
-------------------------
Christopher L. Hughes
November 13, 2002