Form 10-Q/A
period 2002-09-30
CABOT INDUSTRIAL PROPERTIES LP
filed 2002-11-15
CIK 1078003

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          FORM 10-Q/A - Amendment No. 1

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the Quarter Ended: September 30, 2002
                         Commission File Number: 1-14979

                        CABOT INDUSTRIAL PROPERTIES, L.P.
             (Exact name of registrant as specified in its charter)

            Delaware                                       04-3397874
            --------                                       ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

       875 North Michigan Avenue, 41st Floor, Chicago, Illinois     60611
       --------------------------------------------------------     -----
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

                                    YES      NO  X
                                       -----   -----

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

The undersigned registrant hereby amends "Item 6 Exhibits and Reports on Form 8-K" of its Form 10-Q for the quarter ended September 30, 2002 by replacing section (a) in its entirety as follows:

     (a) Exhibits

     Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant as duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CABOT INDUSTRIAL PROPERTIES, L.P.
                                            (Registrant)


Date: November 14, 2002                     By: /s/Christopher L. Hughes
                                               -------------------------
                                                  Christopher L. Hughes
                                                  Chief Financial Officer

                                  Exhibit Index

       Exhibit Number              Descriptions
       --------------              ------------
       99.1                        Certification  Pursuant to 18 U.S.C.  Section
                                   1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
       99.2                        Certification  Pursuant to 18 U.S.C.  Section
                                   1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.