Form 10-Q
period 2002-12-31
CABOT INDUSTRIAL PROPERTIES LP
filed 2003-02-14
CIK 1078003

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarter Ended: December 31, 2002

Commission File Number: 1-14979

CABOT INDUSTRIAL PROPERTIES, L.P.

(Exact name of registrant as specified in its charter)

Delaware	04-3397874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

875 North Michigan Avenue, 41st Floor, Chicago, Illinois	60611
(Address of principal executive offices)	(Zip code)

(312) 266-9300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days./1/

YES ☒    NO ☐

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date: As of February 10, 2003, 52,979,886 Limited Partnership Units; 1,300,000 Series B Cumulative Redeemable Perpetual Preferred Units, $50 Liquidation Value; 2,600,000 Series C Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation Value; 200,000 Series D Cumulative Redeemable Perpetual Preferred Units, $50 Liquidation Value; 200,000 Series E Cumulative Redeemable Perpetual Preferred Units, $50 Liquidation Value; 1,800,000 Series F Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation Value; 600,000 Series G Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation Value; and 1,400,000 Series H Cumulative Redeemable Perpetual Preferred Units, $25 Liquidation Value.

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

CABOT INDUSTRIAL PROPERTIES, L.P.

CONSOLIDATED CONDENSED BALANCE SHEETS

As of December 31, 2002 and June 30, 2002

(unaudited, in thousands)

	December 31, 2002	June 30, 2002
ASSETS:
INVESTMENT IN REAL ESTATE:
Land	$358,323	$361,745
Buildings	1,287,516	1,295,713
Accumulated Depreciation	(34,265)	(18,345)

Net Rental Properties	1,611,574	1,639,113
Properties under Development	39,552	41,330

TOTAL INVESTMENT IN REAL ESTATE:	1,651,126	1,680,443

OTHER ASSETS:
Cash and Cash Equivalents	24,712	8,825
Rent and Other Receivables, net of allowance for uncollectible accounts of $3,306 and $3,761 at December 31, 2002 and June 30, 2002, respectively	8,514	5,678
Deferred Rent Receivable	6,688	3,424
Deferred Lease Acquisition Costs, net	17,884	14,375
Deferred Financing Cost, net	1,554	1,928
Investment in Joint Ventures	18,117	18,014
Assets Held for Sale	—	405,338
Other Assets	6,354	12,343

TOTAL ASSETS:	$1,734,949	$2,150,368

LIABILITIES AND PARTNERS’ EQUITY:
LIABILITIES:
Mortgage Debt	$154,260	$163,986
Mortgage Debt held for Sale	—	78,642
Unsecured Debt	261,351	262,959
Line of Credit Borrowings	271,000	290,000
Accounts Payable	743	800
Amounts Payable to Related Parties	2,404	2,514
Accrued Real Estate Taxes	7,960	14,122
Distributions Payable	567	567
Tenant Security Deposits and Prepaid Rents	12,511	12,444
Accrued Severance Expense	124	402
Other Liabilities	8,131	14,950

TOTAL LIABILITIES:	719,051	841,386

PARTNERS’ EQUITY:
General Partner’s Equity	776,898	1,069,982
Preferred Unitholders’ Equity	239,000	239,000

TOTAL PARTNERS’ EQUITY	1,015,898	1,308,982

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$1,734,949	$2,150,368

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CABOT INDUSTRIAL PROPERTIES, L.P.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended December 31, 2002 and for the periods

December 7, 2001 to December 31, 2001, and October 1, 2001 to December 6, 2001

(unaudited, in thousands)

	Three Months Ended December 31, 2002	December 7, 2001– December 31, 2001	October 1, 2001– December 6, 2001
REVENUES:
Rental Income	$38,229	$13,402	$28,853
Tenant Reimbursements	7,133	2,360	5,270

Total Revenues	45,362	15,762	34,123

EXPENSES:
Property Operating	6,429	1,673	3,277
Property Taxes	5,227	1,415	3,642
Depreciation and Amortization	9,350	2,344	6,748
General and Administrative	2,089	517	3,143
Severance and Merger Expenses	—	—	51,298
Interest Expense	8,657	3,048	6,862

Total Expenses	31,752	8,997	74,970

OTHER INCOME:
Interest and Other Income	138	196	12
Earnings and Fees from Joint Ventures and Advisory Clients	264	93	418
Net Gain on Sale of Real Estate	—	—	945

Total Other Income	402	289	1,375

Income from Continuing Operations	14,012	7,054	(39,472)

DISCONTINUED OPERATIONS:
Income from Discontinued Operations	1,972	1,013	3,120

Net Income	15,984	8,067	(36,352)
Net Income Allocable to Preferred Unitholders	(5,294)	(1,423)	(3,871)

Net Income Allocable to Partnership Units	$10,690	$6,644	$(40,223)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CABOT INDUSTRIAL PROPERTIES, L.P.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

For the Six Months Ended December 31, 2002 and for the periods

December 7, 2001 to December 31, 2001, and July 1, 2001 to December 6, 2001

(unaudited, in thousands)

	Six Months Ended December 31, 2002	December 7, 2001– December 31, 2001	July 1, 2001– December 6, 2001
REVENUES:
Rental Income	$76,801	$13,402	$68,393
Tenant Reimbursements	15,099	2,360	12,309

Total Revenues	91,900	15,762	80,702

EXPENSES:
Property Operating	12,312	1,673	8,354
Property Taxes	10,667	1,415	8,591
Depreciation and Amortization	18,301	2,344	15,711
General and Administrative	3,962	517	5,640
Severance and Merger Expenses	—	—	51,298
Interest Expense	17,450	3,048	16,495

Total Expenses	62,692	8,997	106,089

OTHER INCOME:
Interest and Other Income	536	196	662
Earnings and Fees from Joint Ventures and Advisory Clients	452	93	571
Net Gain on Sale of Real Estate	—	—	1,628

Total Other Income	988	289	2,861

Income (Loss) from Continuing Operations	30,196	7,054	(22,526)

DISCONTINUED OPERATIONS:
Income from Discontinued Operations	3,649	1,013	7,180

Net Income (Loss)	33,845	8,067	(15,346)
Net Income Allocable to Preferred Unitholders	(10,588)	(1,423)	(9,165)

Net Income (Loss) Allocable to Partnership Units	$23,257	$6,644	$(24,511)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CABOT INDUSTRIAL PROPERTIES, L.P.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31, 2002 and for the periods

December 7, 2001 to December 31, 2001, and July 1, 2001 to December 6, 2001

(unaudited, in thousands)

	Six Months Ended December 31, 2002	December 7, 2001– December 31, 2001	July 1, 2001– December 6, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss) from Continuing Operations	$30,196	$7,054	$(22,526)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	18,301	2,344	15,711
Amortization of Deferred Financing Costs	373	376	663
Straight Line Rent	(3,271)	(506)	(1,650)
Cabot L.P.’s Share of Net Income from Equity Investments, net of Distributions from Joint Ventures	(103)	(69)	309
Net Gain on Sale of Real Estate	—	—	(1,628)
Decrease (increase) in Rents and Other Receivables	(2,836)	(144)	(359)
(Decrease) Increase in Accounts Payable	(157)	(438)	742
Decrease (Increase) in Other Assets	5,989	2,173	(990)
(Decrease) Increase in Accrued Real Estate Taxes	(6,163)	1,264	51
(Decrease) Increase in Tenant Security Deposits and Prepaid Rents	67	(7,449)	7,579
(Decrease) Increase in Other Liabilities	(8,919)	(10,991)	57,313

Net Cash Provided by (Used in) Continuing Operating Activities	33,477	(6,386)	55,215
Net Cash Provided by Discontinued Operating Activities	3,415	1,514	10,092

Net Cash Provided by (Used in) Operating Activities	36,892	(4,872)	65,307

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of Investments in Real Estate	(1,477)	(1,221)	20,944
Properties under development	—	—	(50,289)
Proceeds from Sale of Real Estate	343,682	7,406	5,211
Proceeds from contributions of real estate to Joint Venture	—	—	636
Purchases of and increases in Lease Acquisition Costs	(7,847)	(372)	(8,624)
Improvements to Real Estate	—	(619)	(7,535)
Notes Receivable from Joint Venture	—	—	8,034
Investment in Joint Venture	—	27	(2,016)
Acquisition Deposits, net	—	—	148
Advances to Cabot Advisors, net	—	—	1,692
Proceeds from Consolidation of Cabot Advisors	—	3,697	—
Purchases of furniture, fixtures and equipment	—	—	(608)
Other	—	—	(6,040)

Net Cash Provided by (Used in) Investing Activities	334,358	8,918	(38,447)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Issuance of Bridge Financing	—	500,000	—
Distribution Paid to Common Unitholders	(316,336)	—	(32,317)
Line of Credit (Repayments) Borrowing, net	(19,000)	(260,600)	89,600
Distributions Paid to Preferred Unitholders	(10,588)	(3,893)	(9,090)
Mortgage Debt Principal Repayments	(9,161)	(372)	(8,863)
Increase in Deferred Financing Costs	—	(2,739)	(8)
Settlement of Interest Rate Swap Agreements	—	(2,558)	—
Repurchase Partnership Units	—	(158,516)	—
Employee Stock Options/DEU and Other Merger Transaction Costs	(278)	(44,595)	—
Other	—	—	(16)

Net Cash (Used in) Provided by Financing Activities	(355,363)	26,727	39,306

Net Increase in Cash and Cash Equivalents	15,887	30,773	66,166
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	8,825	69,778	3,612

CASH AND CASH EQUIVALENTS—END OF PERIOD	$24,712	$100,551	$69,778

Cash paid for interest, net of amounts capitalized	$19,762	$1,246	$19,725

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CABOT INDUSTRIAL PROPERTIES, L.P.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)

For the Six Months Ended December 31, 2002 and for the periods

December 7, 2001 to December 31, 2001, and July 1, 2001 to December 6, 2001

(unaudited, in thousands)

DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

On August 1, 2002, Cabot Trust sold its interest in Cabot Acquisition, LLC, a wholly-owned subsidiary of Cabot L.P., which owned 46 properties, to CalEast Industrial Investors, LLC for $375.5 million, of which $300.5 million was paid in cash and $75 million was paid by the assumption of mortgage loans.

At December 31, 2002, accrued capital expenditures totaled $2,626.

On December 6, 2001, employee stock options and DEU Transactions of $22,444 were payable to employees.

In conjunction with the Merger Transactions (as defined under Note 1), Cabot L.P. assumed indebtedness of $1,010,927 and other net assets of $25,730.

At December 31, 2001, accrued capital expenditures totaled $2,410 and accrued development costs totaled $10,838.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CABOT INDUSTRIAL PROPERTIES, L.P.

NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS

December 31, 2002

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

In the opinion of Cabot Industrial Properties, L.P.’s management, all material adjustments (consisting solely of items of a normal, recurring nature) considered necessary for a fair presentation of results of operations for the interim period have been included. The results of consolidated operations for the period from July 1, 2002 through December 31, 2002 are not necessarily indicative of the results that may be expected for the period from July 1, 2002 through June 30, 2003.

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

As of December 31, 2002, Cabot L.P. owned a geographically diversified portfolio of 331 industrial properties having an aggregate of approximately 35 million square feet, which was approximately 88% leased to 677 tenants.

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

Immediately subsequent to the Merger Transactions, Calwest, Cabot Trust and Cabot L.P. (collectively, the Borrowers) entered into a bridge financing arrangement (the Bridge Financing) with several lenders. Under the terms of the Bridge Financing, Cabot L.P. borrowed $500 million in cash due on June 6, 2002, bearing interest at LIBOR plus 125 basis points. The obligations of the Bridge Financing were fully recoursed to the Borrowers and were secured by a perfected first priority security interest in the equity interests of Calwest, including Calwest’s equity interest in Cabot Trust and Cabot L.P., and were guaranteed by Calwest. The proceeds from the Bridge Financing were used to repay the $260.6 million outstanding balance as of December 6, 2001 of Cabot L.P.’s LIBOR-based facility. The Bridge Financing was repaid in February 2002.

In conjunction with the Merger Transactions, Cabot L.P. acquired all the outstanding common stock of Cabot Advisors, Inc. (Cabot Advisors) and as a result, Cabot L.P.’s financial statements include Cabot Advisors’ financial position and results of operations on a consolidated basis beginning December 7, 2001. Prior to that date, Cabot L.P. accounted for its investment in Cabot Advisors on the equity method.

CABOT INDUSTRIAL PROPERTIES, L.P.

NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS (continued)

December 31, 2002

Other Transactions

In January 2002, Cabot Trust contributed 62,156 Partnership Units to Cabot L.P., thereby decreasing Cabot L.P.’s outstanding Partnership Units to 43,617,995, and then issued an additional 7,300 Partnership Units which resulted in proceeds of approximately $149,000. In February 2002, Cabot L.P. also issued 9,354,591 Partnership Units which resulted in proceeds of $192.9 million. These proceeds, combined with the proceeds from the Revolving Credit Agreement and proceeds from a sale of real estate, were used to repay the outstanding balance on the Bridge Financing.

2.	SIGNIFICANT ACCOUNTING POLICIES:

Effect of Merger Transactions on Presentation

The Merger Transactions have been accounted for under the purchase method of accounting. As allowed under SEC Staff Accounting Bulletin (SAB) No. 54, Push Down Basis of Accounting Required in Certain Limited Circumstances, Cabot L.P. has elected to record the effect of the purchase accounting (push down accounting) in its financial position as of December 7, 2001. Push down accounting requires an entity to establish a new basis for its assets and liabilities based on the amount paid for its ownership. The acquiring entity’s (Calwest’s) basis is reflected in the acquired entities’ (Cabot L.P.’s and Cabot Trust’s) financial statements. In order to apply push down accounting, Calwest’s purchase price of $2.1 billion was allocated to the assets and liabilities of Cabot L.P. based on their relative fair values. For Cabot L.P., the new basis primarily impacts investments in real estate and related depreciation, debt and associated deferred financing costs and interest expense, as well as recognition of rental revenue.

Prior to December 7, 2001, although Cabot L.P. owned 100% of the nonvoting preferred stock of Cabot Advisors, control did not rest with Cabot L.P. as 100% of the common stock was owned by an officer of Cabot Trust. Therefore, Cabot L.P.’s investment in Cabot Advisors had been accounted for under the equity method of accounting. In conjunction with the Merger Transactions, Cabot L.P. acquired such controlling interest and owns 100% of all capital stock of Cabot Advisors. As a result, the results of operations and the financial position of Cabot Advisors is reflected on a consolidated basis prospectively, beginning December 7, 2001.

Cabot L.P.’s consolidated results of operations for the periods ended December 6, 2001 reflect the historical operating results prior to the Merger Transactions. Cabot L.P.’s consolidated results of operations for the three and six months ended December 31, 2002, and for the period from December 7, 2001 through December 31, 2001, reflect the operations of Cabot L.P. subsequent to the Merger Transactions and the impact of the purchase accounting adjustments.

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

Adoption of this standard has resulted in Cabot L.P. reclassifying certain assets to Assets Held for Sale in the Consolidated Condensed Balance Sheets and reclassifying certain revenue and expense amounts related to the Assets Held for Sale or to properties sold during 2002 from Income from Continuing Operations to Income from Discontinued Operations within the Consolidated Condensed Statements of Operations. All periods have been adjusted to reflect this classification.

Reclassifications

Certain amounts from the prior periods have been reclassified to conform to the current period financial statement presentation.

CABOT INDUSTRIAL PROPERTIES, L.P.

NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS (continued)

December 31, 2002

3.	DISPOSITIONS OF REAL ESTATE INVESTMENTS

On August 1, 2002, Cabot L.P. sold its interest in Cabot Acquisition, LLC, its wholly-owned subsidiary, which owned 46 properties, to CalEast Industrial Investors, LLC for $375.5 million, of which $300.5 million was paid in cash and $75 million was paid by the assumption of Mortgage Loans. Ninety-eight percent (98%) of the membership interest of CalEast is owned by CalPERS.

On September 20, 2002, Cabot L.P. sold two properties located in California. The properties were sold for an aggregate sales price of $15.9 million. A loss of $452,000 was recognized and is included with discontinued operations for the six months ended December 31, 2002.

On October 15, 2002, Cabot L.P. sold two properties located in Ohio. The properties were sold for an aggregate sales price of $14.8 million. A gain of $2.2 million was recognized and is included with discontinued operations for the three and six months ended December 31, 2002.

On December 20, 2002, Cabot L.P. sold two properties located in Texas and California. The properties were sold for an aggregate sales price of $14.7 million. A loss of $1.4 million was recognized and is included with discontinued operations for the three and six months ended December 31, 2002.

4.	DEBT ACTIVITY

Cabot L.P.’s debt balances were adjusted as of December 7, 2001, the date of the Merger Transactions, to fair value to reflect the present value of amounts to be paid using market interest rates for obligations with similar terms. These adjustments, resulting in an aggregate, net premium of $17.2 million, are amortized as a reduction of interest expense over the remaining term of the loans to reflect an estimated market interest rate as of the date of the Merger Transactions. In conjunction with the disposition of Cabot’s interest in Cabot Acquisition, LLC, $3.9 million of net premium was eliminated and an additional $265,000 was eliminated with the payoff of three loans.

5.	RELATED PARTY TRANSACTIONS

RREEF America LLC, and it’s affiliates (RREEF) is engaged by Calwest to provide investment advisory services to Calwest and all of its related subsidiaries. During the quarter ended December 31, 2002, Cabot L.P. and RREEF also entered into a property management agreement that engaged RREEF as the property manager of the properties for one year periods ending on December 8th. The agreement is automatically extended for one year periods unless terminated by either party. Under these agreements, RREEF is to provide asset and property management, development, acquisition and disposition services to Cabot L.P.

During the quarter ended December 31, 2002, Cabot L.P. incurred asset management fees of $1.4 million, property management fees of $1.1 million, leasing commission fees of $518,000, construction administration fees of $52,000, disposition fees of $112,000 and reimbursements of $280,000 under these agreements. During the six months ended December 31, 2002, Cabot L.P. incurred asset management fees of $3.0 million, property management fees of $2.3 million, leasing commission fees of $1.0 million, construction administration fees of $52,000, disposition fees of $112,000, development fees of $408,000 and reimbursements of $322,000 under these agreements.

During the period December 7, 2001 through December 31, 2001, Cabot L.P. incurred acquisition fees of $6.4 million, asset management fees of $517,000, property management fees of $309,000, disposition fees of $19,000 and development fees of $211,000 under these agreements.

During the quarter ended December 31, 2002, RREEF earned $215,000 in management and other fees for services required to be performed by Cabot L.P. under the Joint Venture agreements. During the six months ended December 31, 2002, RREEF earned $406,000 in management and other fees for services required to be performed by Cabot L.P. under the Joint Venture agreements.

CABOT INDUSTRIAL PROPERTIES, L.P.

NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS (continued)

December 31, 2002

On December 7, 2001, RREEF entered into an agreement with Cabot L.P. and Cabot Advisors under which (i) Cabot L.P. and Cabot Advisors agreed to permit RREEF to occupy certain premises that were leased by Cabot L.P. and Cabot Advisors, and RREEF agreed to reimburse Cabot L.P. and Cabot Advisors for rent payable under such leases, (ii) Cabot L.P. and Cabot Advisors transferred to RREEF all of its right, title and interest in all furniture, fixtures and equipment located in such premises, (iii) Cabot L.P. agreed to reimburse RREEF for any severance amounts paid by RREEF to the former employees of Cabot L.P. and Cabot Advisors who were hired by RREEF in connection with the Merger Transactions, (iv) Cabot L.P. agreed to reimburse RREEF for payments made by RREEF for a Cabot L.P. property in connection with a development agreement and (v) Cabot L.P. agreed to pay RREEF the management and other fees otherwise payable to Cabot L.P. for performing the management services required to be performed by Cabot L.P. under the Joint Venture agreements.

During the quarter ended December 31, 2002 and the six months ended December 31, 2002, Cabot L.P. reimbursed RREEF $745,000 for severance and related costs paid by RREEF.

The current trustees and executive officers of Cabot Trust are all employees of RREEF, are compensated by RREEF and receive no remuneration or other compensation from Cabot L.P.

In conjunction with obtaining the Revolving Credit Facility, Cabot Trust and Calwest provided a guarantee of the debt. Calwest is also required to maintain certain financial ratios.

6.	SUBSEQUENT EVENT

On February 14, 2003, Cabot L.P. entered into a loan agreement in the amount of $274,000,000. Proceeds of $272,413,773 were used to purchase 98.13% of its outstanding 7.125% Redeemable Notes Due 2004 (the “7.125% Notes”), 100% of its outstanding 8.200% Series A Medium Term Notes Due 2005 (the “8.200% Notes”) and 86.95% of its outstanding 8.500% Series A Medium Term Notes Due 2010 (the “8.500% Notes” and together with the 7.125% Notes and the 8.200% Notes the “Securities”), representing an aggregate principal amount of $246,047,000, pursuant to the terms and conditions of Cabot L.P.’s Offer to Purchase and Consent Solicitation Statement dated January 15, 2003 and the related Letter of Transmittal. In connection with its purchase of the Securities, Cabot paid a premium of $20,633,155 and accrued interest of $5,733,618.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this discussion and elsewhere in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Cabot L.P. operates, management’s beliefs and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and are not guarantees of future performance and involve risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or suggested by such forward-looking statements and readers of this document should not rely on them. Cabot L.P.’s operating results depend primarily on income from industrial properties, which may be affected by various factors, including changes in national and local economic conditions, competitive market conditions, uncertainties and costs related to and the imposition of conditions on receipt of governmental approvals and costs of material and labor, all of which may cause actual results to differ materially from what is expressed herein. Capital and credit market conditions that affect Cabot L.P.’s cost of capital also influence operating results. All such forward-looking statements are current only as of the date on which such statements are made. Cabot L.P. does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Introduction

On December 4, 2001, pursuant to a previously announced Merger Agreement, all outstanding common limited partnership units in Cabot L.P., other than those held by Cabot Trust, were exchanged for shares of beneficial interest of Cabot Trust and such shares were tendered to Rooster and Calwest pursuant to a tender offer. As a result, Cabot Trust became the sole holder of common units of limited partnership interest in Cabot L.P. After the expiration of the tender offer on December 4, 2001, Rooster and Calwest announced that they had accepted all 42,388,440 common shares of beneficial interest of Cabot Trust that were tendered pursuant to the tender offer. Such shares constituted 97% of Cabot Trust’s outstanding common shares of beneficial interest. On December 7, 2001, Calwest acquired all Cabot Trust’s remaining outstanding common shares of beneficial interest pursuant to the merger of Rooster with and into Cabot Trust, with Cabot Trust surviving as a wholly-owned subsidiary of Calwest through December 31, 2002.

The Merger Transactions were accounted for as a purchase of Cabot L.P. by Calwest and therefore the balance sheet of Cabot L.P. on December 7, 2001 was adjusted to reflect the purchase price and recorded at Cabot L.P. in accordance with the SEC’s Staff Accounting Bulletin “Push Down Basis of Accounting in Certain Limited Circumstances.” The purchase price was approximately $2.1 billion, which included the outstanding Preferred Units and the assumption of debt of Cabot L.P. This purchase price was allocated to the assets and liabilities of Cabot L.P. based on their relative fair values and resulted in no allocation to goodwill.

Results of operations for the periods ended December 6, 2001 represent the historical basis of Cabot L.P.’s operations prior to the date of the Merger Transactions. Results of operations for the three and six months ended December 31, 2002, and for the period December 7, 2001 through December 31, 2001, reflect the operations of Cabot L.P. after the Merger Transactions and therefore reflect the operating impact of purchase accounting adjustments made to the assets and liabilities as previously described. In general, the recognition of straight-line rental revenue and depreciation, amortization and interest expense has been impacted by the new cost basis of the corresponding assets and liabilities on the balance sheet.

The combined 2001 pre- and post-merger periods have been compared to the three and six months ended December 31, 2002 for purposes of management’s discussion and analysis of the results of operations. Any references below to the periods ended December 31, 2001 shall refer to the combined periods. Material fluctuations in operations resulting from the effect of purchase accounting have been highlighted.

Results of Operations

Quarter Ended December 31, 2002 compared with Quarter Ended December 31, 2001

Net income allocable to partnership units for the three months ended December 31, 2002 totaled $10.7 million compared to a loss of $33.6 million for the three months ended December 31, 2001. The increase in net income allocable to partnership units in 2002 is primarily attributable to $51.3 million of Severance and Merger Expenses incurred in 2001 which were not incurred in 2002 and offset by decreased property operations reflective of property sales in 2002.

Rental revenues were $45.4 million, including tenant reimbursements of $7.1 million, for the three months ended December 31, 2002, compared to $49.9 million, including tenant reimbursements of $7.6 million, for the three months ended December 31, 2001. This decrease is reflective of a decrease in occupancy from 93% to 88% as of December 31, 2001 and 2002, respectively.

Cabot L.P.’s operating margin (the ratio of total revenues minus property operating and property tax expenses to total revenues) decreased to approximately 74% for the three months ended December 31, 2002 compared with 80% for the three months ended December 31, 2001. The decrease is primarily due to a change in the composition of leases (primarily as a result of the acquisition of multitenant and workspace properties) to include more leases where Cabot L.P. pays property and operating expenses and is reimbursed by the tenants compared to leases where the tenant pays these expenses directly. In addition, occupancy for the entire property portfolio (including properties included within Discontinued Operations) decreased to 88% as of December 31, 2002 from 93% as of December 31, 2001.

Property operating expenses increased $1.4 million from $5.0 million for the three months ended December 31, 2001 to $6.4 million for the three months ended December 31, 2002. This increase is primarily due to increased insurance coverage and significant increases in insurance costs and increased professional fees.

Depreciation and amortization expense related to real estate investments increased $300,000 from $9.1 million for the three months ended December 31, 2001 to $9.4 million for the three months ended December 31, 2002. The increased depreciation and amortization expense is reflective of a full quarter of depreciation and amortization in 2002 on properties acquired and developed after October 1, 2001.

General and administrative expense decreased by $1.6 million from $3.7 million for the three months ended December 31, 2001 to $2.1 million for the three months ended December 31, 2002. The decrease is primarily due to decreased compensation and rental expenses. In conjunction with the Merger, all employees were terminated and all general and administrative duties subsequent to the Merger are performed by RREEF, Cabot L.P.’s investment manager.

Cabot L.P. incurred expenses of $51.3 million related to the Merger during the quarter ended December 31, 2001. Severance expense payable to certain senior executives pursuant to employment agreements was $21.7 million and severance expense payable to other employees pursuant to the Cabot Trust Severance Plan was $6.0 million. Expense recognized from distribution equivalent units (DEU) payable to employees due to the change of control was $14.6 million and other compensation expenses total $1.4 million. Other merger expenses incurred by Cabot L.P. prior to the merger, primarily payable to financial advisors, were $7.6 million.

Interest expense decreased by $1.2 million from $9.9 million for the three months ended December 31, 2001 to $8.7 million for the three months ended December 31, 2002. The decrease is primarily due to the amortization of the premium that was recorded when the outstanding mortgage loans were revalued as a result of the Merger and a reduction of Cabot L.P’s borrowing rate on its Revolving Credit Facility. This decrease is offset by the amount of interest expense that was capitalized to development projects due to the completion and transfer of several development projects to operational properties.

Interest and other income decreased by $70,000 from $208,000 for the three months ended December 31, 2001 to $138,000 for the three months ended December 31, 2002. This decrease is attributable to decreased interest income related to bridge loan financing provided by Cabot L.P. to the joint ventures that was earned in 2001, and generally lower interest rates on invested cash in 2002.

Earnings and Fees from Joint Ventures and Advisory Clients decreased by approximately $247,000 from $511,000 for the three months ended December 31, 2001 to $264,000 for the three months ended December 31, 2002. The decrease in Earnings and Fees from Joint Ventures and Advisory Clients is primarily attributable to acquisition, development and asset management fees that were earned by Cabot L.P. from advisory clients in 2001. In conjunction with the Merger Transactions, RREEF was engaged to provide these services and therefore there are no such fees earned by Cabot L.P. for the three months ended December 31, 2002.

On November 2, 2001, Cabot L.P. sold one property for a sales prices of $5.5 million which resulted in a realized gain of $945,000.

On October 15, 2002, Cabot L.P. sold two properties located in Ohio. The properties were sold for an aggregate sales price of $14.8 million. A gain of $2.2 million was recognized and is included with discontinued operations. On December 20, 2002, Cabot L.P. sold two properties located in Texas and California. The properties were sold for an aggregate sales price of $14.7 million. A loss of $1.4 million was recognized and is included with discontinued operations.

Income from Discontinued Operations decreased approximately $2.1 million to $2.0 million for the three months ended December 31, 2002. Income from Discontinued Operations reflects the actual operating results for rental revenues, property operating expenses, property tax expenses and depreciation and amortization expenses for each of the properties included within Discontinued Operations in 2002. In addition, Income from Discontinued Operations also reflects approximately $1.6 million of interest expense for three months ended December 31, 2001 related to the mortgage loans assumed by CalEast Industrial Investors, LLC in connection with sale of certain property. The decrease in Income from Discontinued Operations of approximately $2.1 million resulted primarily from a decrease in net income related to a full quarter of operations (including interest expense, as discussed above) in 2001 compared to a partial quarter of operations for 2002. In addition, the December 31, 2002 Discontinued Operations includes a net realized gain of $812,000 from the sale of four of the assets and an additional gain of $1.1 million for one of the properties that was sold on August 1, 2002.

Distributions to Preferred Unitholders totaled $5.3 million for the three months ended December 31, 2002, which was unchanged from the $5.3 million that was distributed for the three months ended December 31, 2001.

Six Months Ended December 31, 2002 compared with Six Months Ended December 31, 2001.

Net income allocable to partnership units for the six months ended December 31, 2002 totaled $23.3 million compared to a loss of $17.9 million for the six months ended December 31, 2001. The increase in net income allocable to partnership units in 2002 is primarily attributable to $51.3 million of Severance and Merger Expenses incurred in 2001 which were not incurred in 2002 and offset by decreased property operations reflective of property sales in 2002.

Rental revenues were $91.9 million, including tenant reimbursements of $15.1 million, for the six months ended December 31, 2002, compared to $96.5 million, including tenant reimbursements of $14.7 million, for the six months ended December 31, 2001. This decrease is reflective of a decrease in occupancy from 93% to 88% as of December 31, 2001 and 2002, respectively.

Cabot L.P.’s operating margin (the ratio of total revenues minus property operating and property tax expenses to total revenues) decreased to approximately 75% for the six months ended December 31, 2002 compared with 79% for the six months ended December 31, 2001. The decrease is primarily due to a change in the composition of leases (primarily as a result of the acquisition of multitenant and workspace properties) to include more leases where Cabot L.P. pays property and operating expenses and is reimbursed by the tenants compared to leases where the tenant pays these expenses directly. In addition, occupancy for the entire property portfolio (including properties included within Discontinued Operations) decreased to 88% as of December 31, 2002 from 93% as of December 31, 2001.

Property operating expenses increased $2.3 million from $10.0 million for the six months ended December 31, 2001 to $12.3 million for the six months ended December 31, 2002. This increase is primarily due to increased insurance coverage and significant increases in insurance costs and increased professional fees.

Depreciation and amortization expense related to real estate investments increased $200,000 from $18.1 million for the six months ended December 31, 2001 to $18.3 million for the six months ended December 31, 2002. The increased depreciation and amortization expense is reflective of a full quarter of depreciation and amortization in 2002 for properties acquired and developed after October 1, 2001.

General and administrative expense decreased by $2.2 million from $6.2 million for the six months ended December 31, 2001 to $4.0 million for the six months ended December 31, 2002. The decrease is primarily due to decreased compensation and rental expenses. In conjunction with the Merger, all employees were terminated and all general and administrative duties subsequent to the Merger are performed by RREEF, Cabot L.P.’s investment manager.

Cabot L.P. incurred expenses of $51.3 million related to the Merger during the six months ended December 31, 2001. Severance expense payable to certain senior executives pursuant to employment agreements was $21.7 million and severance expense payable to other employees pursuant to the Cabot Trust Severance Plan was $6.0 million. Expense recognized from distribution equivalent units (DEU) payable to employees due to the change of control was $14.6 million and other compensation expenses total $1.4 million. Other merger expenses incurred by Cabot L.P. prior to the merger, primarily payable to financial advisors, were $7.6 million.

Interest expense decreased by $2 million from $19.5 million for the six months ended December 31, 2001 to $17.5 million for the six months ended December 31, 2002. The decrease is primarily due to the amortization of the premium that was recorded when the outstanding mortgage loans were revalued as a result of the Merger and a reduction of Cabot L.P’s borrowing rate on its Revolving Credit Facility. This decrease is offset by the amount of interest expense that was capitalized to development projects due to the completion and transfer of several development projects to operational properties.

Interest and other income decreased by $321,000 from $858,000 for the six months ended December 31, 2001 to $537,000 for the six months ended December 31, 2002. This decrease is attributable to decreased interest income related to bridge loan financing provided by Cabot L.P. to the joint ventures that was earned in 2001, and generally lower interest rates on invested cash in 2002.

Earnings and Fees from Joint Ventures and Advisory Clients decreased by approximately $212,000 from $664,000 for the six months ended December 31, 2001 to $452,000 for the six months ended December 31, 2002. The decrease in Earnings and Fees from Joint Ventures and Advisory Clients is primarily attributable to acquisition, development and asset management fees that were earned by Cabot L.P. from advisory clients in 2001. In conjunction with the Merger Transactions, RREEF was engaged to provide these services and therefore there are no such fees earned by Cabot L.P. for the six months ended December 31, 2002.

During the quarter ended September 30, 2001, Cabot L.P. sold one property and two acres of undeveloped land for a realized gain of $683,000. On November 2, 2001, Cabot L.P. sold one property for a sales prices of $5.5 million which resulted in a realized gain of $945,000.

On August 1, 2002, Cabot L.P. sold its interest in Cabot Acquisition, LLC, its wholly-owned subsidiary, which owned 46 properties, to CalEast Industrial Investors, LLC for $375.5 million, of which $300.5 million was paid in cash and $75 million was paid by the assumption of mortgage loans. On September 20, 2002, Cabot L.P. sold two properties located in California. These properties were sold for an aggregate sales price of approximately $15.9 million for which a loss of $452,000 is included within discontinued operations. On October 15, 2002, Cabot L.P. sold two industrial properties located in Ohio. The properties were sold for an aggregate sales price of $14.8 million. A gain of $2.2 million was recognized and is included with discontinued operations. On December 20, 2002, Cabot L.P. sold two properties located in Texas and California. The properties were sold for an aggregate sales price of $14.7 million. A loss of $1.4 million was recognized and is included with discontinued operations.

Income from Discontinued Operations decreased $4.5 million to $3.6 million for the six months ended December 31, 2002. Income from Discontinued Operations reflects the actual operating results for rental revenues, property operating expenses, property tax expenses and depreciation and amortization expenses for each of the properties included within Discontinued Operations in 2002. In addition, Income from Discontinued Operations also reflects approximately $525,000 and $1.6 million of interest expense for each of the six months ended December 31, 2002 and 2001, respectively, related to the mortgage loans assumed by CalEast Industrial Investors, LLC in connection with sale of certain property. The decrease in Income from Discontinued Operations of approximately $4.5 million resulted primarily from a decrease in net income related to a full period of operations (including interest expense, as discussed above) in 2001 compared to a partial period of operations in 2002. In addition, the December 31, 2002 Discontinued Operations includes a net realized gain of $348,000 for the sale of six properties and an additional gain of $1.1 million for one of the properties that was sold on August 1, 2002.

Distributions to Preferred Unitholders totaled $10.6 million for the six months ended December 31, 2002, which was unchanged from the $10.6 million that was distributed for the six months ended December 31, 2001.

Inflation

Substantially all of the leases of Cabot L.P.’s properties require the tenant to pay, as additional rent, either all real estate taxes and operating expenses or all increases in real estate taxes and operating expenses over a base amount. In addition, many of such leases provide for fixed or indexed increases (based on the consumer price index or other measures) in base rent. Management believes that inflationary increases in operating expenses will be offset, in part, by these expense reimbursements and contractual rent increases.

Capital Resources and Liquidity

Cabot L.P. intends to rely on cash provided by operations, unsecured and secured borrowings from institutional sources, and public debt as its primary sources of funding for acquisition, development, expansion and renovation of properties. Cabot L.P. may also consider preferred and common equity financing when such financing is available on attractive terms.

On February 5, 2002, Cabot L.P. entered into a Revolving Credit Facility (the Revolving Credit Facility) with JP Morgan Chase Bank as lead agent for a syndicate of banks. The Revolving Credit Facility is guaranteed by Cabot Trust and Calwest and provides for a loan amount of $300 million or such lesser amount as will enable Cabot L.P. and Calwest to comply with all financial covenants. The loan is due in February 2005, and may be extended one year after payment of an extension fee of 20 basis points. Cabot L.P. initially borrowed $300 million and the proceeds of the Revolving Credit Facility were used to partially repay the Bridge Financing.

The Revolving Credit Facility bears interest at rates that are dependent on the type of borrowing and the credit rating of Calwest, as detailed below:

Borrowing type	Base rate	Spread
Euro-Dollar	Applicable LIBOR	0.65%–1.40%
Base Rate	U.S. Prime or Fed Funds + 0.50%	0.00%–0.70%
Money Market	Auction based	N/A

For Money Market loans, Cabot L.P. is able to request that the syndicate of banks bid on loan commitments, which may result in Cabot L.P. obtaining borrowings at interest rates lower than those available under either the Euro-Dollar or Base Rate borrowing types. As of December 31, 2002, the Revolving Credit Facility has $271 million outstanding, and bears interest at 2.22%.

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

In January 2002, Cabot Trust contributed 62,156 Partnership Units to Cabot L.P., thereby decreasing Cabot L.P.’s outstanding Partnership Units to 43,617,995. Cabot Trust issued 7,300 Common Shares to minority shareholders of Cabot Trust and in turn, Cabot L.P. issued an additional 7,300 Partnership Units to Cabot Trust which resulted in proceeds of approximately $149,000. In February 2002, Calwest repaid $192.9 million, a portion of the Bridge Financing, including $298,000 of accrued interest, on behalf of Cabot L.P. In exchange for this contribution, Calwest received an additional 9,354,591 Common Shares and in turn Cabot L.P. issued an additional 9,354,591 Partnership Units to Cabot Trust. The proceeds from the Revolving Credit Facility and proceeds from a sale of real estate in 2001 were also used to repay the outstanding balance on the Bridge Financing.

As of December 31, 2002, Cabot L.P. had $151.9 million of fixed rate debt secured by properties (excluding discounts and premiums), $271 million of unsecured borrowings under its Revolving Credit Facility, $255 million of unsecured debt (excluding premiums) and a 40% debt-to-total undepreciated assets ratio. In the future, Cabot L.P. expects to continue to maintain this ratio at 40% or less, but is not required to do so.

On February 14, 2003, Cabot L.P. completed its tender offers (the “Offers”) to purchase its 7.125% Redeemable Notes Due 2004 (the “7.125% Notes”), 8.200% Series A Medium Term Notes Due 2005 (the “8.200% Notes”) and 8.500% Series A Medium Term Notes Due 2010 (the “8.500% Notes” and together with the 7.125% Notes and the 8.200% Notes, the “Securities”). As of 5:00 p.m., New York City time, on February 13, 2003 (the “Expiration Date”), Cabot L.P. had received tenders for 98.13% of the issued and outstanding 7.125% Notes, 100% of the issued and outstanding 8.200% Notes and 86.95% of the issued and outstanding 8.500% Notes. Cabot L.P. has accepted for payment all of those Securities tendered as of the Expiration Date.

In accordance with the terms and conditions of its Offer to Purchase and Consent Solicitation Statement dated January 15, 2003 and the related Letter of Transmittal (the “Offer to Purchase”), on February 11, 2003, the second business day immediately preceding the Expiration Date, the consideration (excluding accrued interest) to be paid for each series of Securities was determined to be as follows:

•	$1,058.90 for each $1,000 principal amount of 7.125% Notes validly tendered and not withdrawn;

•	$1,123.00 for each $1,000 principal amount of 8.200% Notes validly tendered and not withdrawn; and

•	$1,207.83 for each $1,000 principal amount of 8.500% Notes validly tendered and not withdrawn.

The consideration was determined by reference to a fixed spread over the yield to maturity of the applicable reference U.S. Treasury security specified in the Offer to Purchase, at 3:00 p.m., New York City time, on February 11, 2003. The consideration includes a $20 consent payment that will be paid for each $1,000 principal amount of Securities tendered on or prior to January 29, 2003 (the “Consent Payment Deadline”), and not withdrawn. No consent payment will be paid in respect of Securities tendered after the Consent Payment Deadline.

As of the Consent Payment Deadline, the “Consent Condition” to the Offers was satisfied, which means that there were validly tendered and not withdrawn Securities in an aggregate principal amount sufficient to authorize the execution of Supplemental Indenture No. 3, Supplemental Indenture No. 4 and Supplemental Indenture No. 5 (together, the “New Supplemental Indentures”), which amend the Indenture under which the Securities were issued (the “Amendments”). As of the Consent Payment Deadline, Cabot L.P. had received valid tenders for 98.13% of the issued and outstanding 7.125% Notes, 100% of the issued and outstanding 8.200% Notes and 86.95% of the issued and outstanding 8.500% Notes. Accordingly, on January 30, 2003, Cabot L.P and The Bank of New York, as Trustee (and, in the case of Supplemental Indenture No. 3, Cabot Trust) executed and entered into the New Supplemental Indentures. The Amendments and the New Supplemental Indentures became operative upon Cabot L.P.’s acceptance for purchase of those Securities validly tendered and not withdrawn as of the Expiration Date.

In addition, Cabot L.P. has filed an application with The New York Stock Exchange (the “NYSE”) and the Securities and Exchange Commission to delist the 7.125% Notes from the NYSE. If this application is granted, because Cabot L.P. has fewer than 300 holders of each class of the Securities, Cabot L.P. will no longer be subject to any periodic reporting requirements under Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. If the application is approved, Cabot L.P. does not intend to continue providing financial information to the holders of Securities. There may be no active market in the Securities following consummation of the Offers.

Cabot L.P. funded the purchase of the Securities pursuant to the Offers using proceeds from a loan received from Goldman Sachs Mortgage Company (“GSMC”), an affiliate of Goldman, Sachs & Co., the dealer manager for the Offers.

The loan from GSMC is secured by a first-priority perfected pledge by Calwest Industrial Properties, LLC of its equity interests in Cabot Trust and has a maturity date that is approximately six months from the date of closing, subject to two three-month extension options. In order to exercise any extension option, Cabot L.P. would be required to pay an extension fee at the time of the extension and to deliver mortgages on properties satisfactory to GSMC as additional collateral for a portion of the loan. The initial interest rate on the loan is equal to one-month London Inter Bank Offer Rate (“LIBOR”) plus 1.0% and, during any extension terms, the portion of the loan that is secured by mortgages will bear an interest rate of one-month LIBOR plus 1.50% and the portion of the loan that is secured only by the equity interests in Cabot Trust will bear an interest rate of one-month LIBOR plus 4.00%. The loan is prepayable in whole or in part at any time, and Cabot L.P. is required to apply net cash proceeds received from the sale of any assets toward partial prepayment of the loan (subject to certain exceptions). The loan documents contain various financial covenants with respect to Cabot L.P. and Cabot Trust.

Cabot L.P. plans to repay the loan by a combination of the following: (i) a refinancing of certain of its existing assets and/or (ii) the sale of certain of its existing assets. No decision has been made concerning the exact amounts that would be sought or realized from each of these alternatives. Such decision will be made based on Cabot L.P.’s review from time to time of the advisability of particular actions, as well as on prevailing interest rates and financial and other economic conditions and such other factors as Cabot L.P. may deem appropriate.

Cash and cash equivalents totaled $24.7 million at December 31, 2002, representing an increase of $15.9 million compared to June 30, 2002. This increase is mainly attributable to the sales proceeds received from the two properties that were sold on December 20, 2002. These proceeds, along with excess cash, were used to paydown the outstanding balance on the Revolving Credit Facility by $20.0 million in January 2003.

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

The ratio of earnings to fixed charges was 1.69 for the six months ended December 31, 2002 compared to 1.67 for the six months ended December 31, 2001. The December 31, 2001 ratio was adjusted to remove the impact of $51.3 million of severance and merger costs to make the ratios more comparable.

ITEM 3.	QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Cabot L.P.’s exposure to market risk has not changed materially from its exposure at June 30, 2002 as set forth in Item 7A in Cabot L.P.’s Form 10-K for the fiscal year ended June 30, 2002.

ITEM 4.	CONTROLS AND PROCEDURES

Cabot Trust’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Cabot L.P.’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, Cabot L.P.’s disclosure controls and procedures were adequate and designed to ensure that material information relating to Cabot L.P. and its consolidated subsidiaries would be made known to them by others within those entities. There were no significant changes in Cabot L.P.’s internal controls or to Cabot L.P.’s knowledge, in other factors that could significantly affect its disclosure controls and procedures subsequent to the Evaluation Date.

PART II:    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Cabot L.P. is not a party to any material litigation nor, to Cabot L.P.’s knowledge, is any litigation threatened against Cabot L.P., other than routine actions arising in the ordinary course of business, substantially all of which are expected to be covered by liability insurance and which, in the aggregate, are not expected to have a material adverse effect on the business, results of operations or financial condition of Cabot L.P.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORMS 8-K

(a)   The following documents are filed as part of this report:

1.	Exhibit 99.1 Certification of Principal Executive Officer and Principal Financial Officer of Cabot Industrial Properties, L.P.

2.	Exhibit 99.2 Certification of Principal Executive Officer and Principal Financial Officer of Cabot Industrial Properties, L.P.

3.	Exhibit 99.3 Press release of Cabot Industrial Properties, L.P. dated February 14, 2003.

(b)   Reports on Form 8-K

1.	On October 3, 2002, Cabot L.P. filed a Form 8-K dated September 11, 2002 to report information under Item 5 of Form 8-K.

2.	On December 18, 2002, Cabot L.P. filed a Form 8-K dated December 16, 2002 to report information under Item 5 and 7 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 14th day of February 2003.

CABOT INDUSTRIAL PROPERTIES, L.P.
Registrant

By CABOT INDUSTRIAL TRUST, Its general partner

February 14, 2003	/s/ DANIEL S. WEAVER
Date	Daniel S. Weaver
Chief Executive Officer

February 14, 2003	/s/ CHRISTOPHER L. HUGHES
Date	Christopher L. Hughes
Chief Financial Officer
(Principal Accounting and Financial Officer)

Statement Under Oath of Principal Executive Officer Regarding Facts and

Circumstances Relating to Exchange Act Filings

I, Daniel S. Weaver, state and attest that:

(1)    I have reviewed this quarterly report on Form 10-Q of Cabot Industrial Properties, L.P.

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

(4)    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

        (c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

        (a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        (b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/    DANIEL S. WEAVER

Daniel S. Weaver

February 14, 2003

Statement Under Oath of Principal Financial Officer Regarding Facts and

Circumstances Relating to Exchange Act Filings

I, Christopher L. Hughes, state and attest that:

(1)    I have reviewed this quarterly report on Form 10-Q of Cabot Industrial Properties, L.P.

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

(4)    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

        (c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

        (a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        (b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/    CHRISTOPHER L. HUGHES

Christopher L. Hughes

February 14, 2003

INDEX TO EXHIBITS

Exhibit Number	Description

99.1	Certification of Principal Executive Officer and Principal Financial Officer of Cabot Industrial Properties, L.P.

99.2	Certification of Principal Executive Officer and Principal Financial Officer of Cabot Industrial Properties, L.P.

99.3	Press release of Cabot Industrial Properties, L.P. dated February 14, 2003.